Form 10-Q
period 2025-06-30
ATLANTIC AMERICAN CORP
filed 2025-08-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on July 31, 2025 was 20,397,228.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$46,423	$35,570
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $233,156 and $236,299; no allowance for credit losses)	213,323	212,612
Equity securities, at fair value (cost: $4,943 and $4,939)	11,280	7,900
Other invested assets (cost: $7,946 and $7,946)	6,324	6,616
Policy loans	1,656	1,722
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	233,859	230,126
Receivables:
Reinsurance (net of allowance for expected credit losses of $43 and $51)	22,369	22,942
Insurance premiums and other (net of allowance for expected credit losses $194 and $201)	50,242	27,458
Deferred income taxes, net	16,449	18,118
Deferred acquisition costs	45,285	44,842
Other assets	12,168	11,828
Intangibles	2,544	2,544
Total assets	$429,339	$393,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$101,554	$98,464
Unearned premiums	50,510	31,178
Losses and claims	101,759	93,707
Other policy liabilities	1,690	1,757
Total insurance reserves and policyholder funds	255,513	225,106
Accounts payable and accrued expenses	29,899	30,948
Revolving credit facility	4,021	4,023
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	323,171	293,815

Commitments and contingencies (Notes 3 and 12)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,397,228 and 20,399,758	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	49,366	45,854
Accumulated other comprehensive loss	(15,667)	(18,712)
Unearned stock grant compensation	—	(2)
Treasury stock, at cost: 2,003,666 and 2,001,136 shares	(7,412)	(7,408)
Total shareholders’ equity	106,168	99,613
Total liabilities and shareholders’ equity	$429,339	$393,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Insurance premiums, net	$50,146	$44,993	$97,059	$89,545
Net investment income	2,516	2,416	4,958	4,972
Realized investment gains, net	16	13	16	13
Unrealized gains on equity securities, net	2,609	243	3,376	129
Other income	3	3	6	6
Total revenue	55,290	47,668	105,415	94,665

Benefits and expenses:
Insurance benefits and losses incurred	33,647	31,807	65,560	63,732
Commissions and underwriting expenses	12,870	11,584	24,550	24,250
Interest expense	773	867	1,547	1,722
Other expense	3,784	4,259	8,507	8,316
Total benefits and expenses	51,074	48,517	100,164	98,020
Income (loss) before income taxes	4,216	(849)	5,251	(3,355)
Income tax expense (benefit)	900	(165)	1,133	(673)
Net income (loss)	3,316	(684)	4,118	(2,682)
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income (loss) applicable to common shareholders	$3,216	$(784)	$3,919	$(2,881)
Earnings (loss) per common share (basic)	$0.16	$(0.04)	$0.19	$(0.14)
Earnings (loss) per common share (diluted)	$0.15	$(0.04)	$0.19	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$3,316	$(684)	$4,118	$(2,682)
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gains (losses) arising in the period	733	(1,694)	3,870	(4,182)
Related income tax effect	(153)	356	(812)	878
Subtotal	580	(1,338)	3,058	(3,304)
Less: reclassification adjustment for net realized gains included in net income (loss)	(16)	(13)	(16)	(13)
Related income tax effect	3	3	3	3
Subtotal	(13)	(10)	(13)	(10)
Total other comprehensive income (loss), net of tax	567	(1,348)	3,045	(3,314)
Total comprehensive income (loss)	$3,883	$(2,032)	$7,163	$(5,996)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,425	57,425	57,425	57,425
Balance, end of period	57,425	57,425	57,425	57,425
Retained earnings:
Balance, beginning of period	46,150	48,425	45,854	50,929
Net income (loss)	3,316	(684)	4,118	(2,682)
Dividends on common stock	—	—	(407)	(407)
Dividends accrued on preferred stock	(100)	(100)	(199)	(199)
Balance, end of period	49,366	47,641	49,366	47,641
Accumulated other comprehensive loss:
Balance, beginning of period	(16,234)	(18,087)	(18,712)	(16,121)
Other comprehensive income (loss), net of tax	567	(1,348)	3,045	(3,314)
Balance, end of period	(15,667)	(19,435)	(15,667)	(19,435)
Unearned stock grant compensation:
Balance, beginning of period	—	(8)	(2)	(13)
Amortization of unearned compensation	—	1	2	6
Balance, end of period	—	(7)	—	(7)
Treasury stock:
Balance, beginning of period	(7,412)	(7,408)	(7,408)	(7,401)
Net shares acquired related to employee share-based compensation plans	—	—	(4)	(7)
Balance, end of period	(7,412)	(7,408)	(7,412)	(7,408)

Total shareholders’ equity	$106,168	$100,672	$106,168	$100,672
Dividends declared on common stock per share	$—	$—	$0.02	$0.02

Common shares outstanding:
Balance, beginning of period	20,397,228	20,399,758	20,399,758	20,402,288
Net shares acquired under employee share-based compensation plans	—	—	(2,530)	(2,530)
Balance, end of period	20,397,228	20,399,758	20,397,228	20,399,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,118	$(2,682)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
(Additions to) amortization of acquisition costs, net	(443)	13
Realized investment gains, net	(16)	(13)
Unrealized gains on equity securities	(3,376)	(129)
Losses from equity method investees	292	318
Compensation expense related to share awards	2	6
Benefit for credit losses	(15)	(5)
Depreciation and amortization	180	238
Deferred income tax expense (benefit)	860	(673)
Increase in receivables, net	(22,196)	(11,918)
Increase in insurance reserves and policyholder funds	30,407	12,830
Decrease in accounts payable and accrued expenses	(1,248)	(2,689)
Other, net	(9)	(199)
Net cash provided by (used in) operating activities	8,556	(4,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	6,869	—
Proceeds from investments matured, called or redeemed	9,304	5,935
Investments purchased	(13,031)	(8,612)
Additions to property and equipment	(434)	(94)
Net cash provided by (used in) investing activities	2,708	(2,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(407)	(407)
Treasury stock acquired — net employee share-based compensation	(4)	(7)
Proceeds from revolving credit facility, net	—	1,000
Net cash (used in) provided by financing activities	(411)	586

Net increase (decrease) in cash and cash equivalents	10,853	(7,088)
Cash and cash equivalents at beginning of period	35,570	28,301
Cash and cash equivalents at end of period	$46,423	$21,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,559	$1,723
Cash paid for income taxes	$727	$580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). For more information regarding Significant Accounting Policies, see the “Summary of Significant Accounting Policies” section of Note 1 of Notes to Consolidated Financial Statements in the 2024 Annual Report. The Company’s financial condition and operating results as of and for the three month and six month periods ended June 30, 2025 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2025 or for any other future period.

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

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA) which includes both tax and non-tax provisions. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Management does not believe this will have a material impact on the financials.

Note 2.	Recently Issued Accounting Standards

Future Adoption of New Accounting Standards

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, by updating the assumptions used in measuring the liability for future policy benefits for these contracts at least annually rather than establishing them at contract inception and retaining them over the life of the contracts, which will improve the timeliness of recognizing changes in the liability that are caused by deviations in experience from the assumptions, and these deviations will be recognized and reflected in the liability for future benefits as they occur, (2) improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs; amortization on a constant level basis will be used in place of a complex actuarial methodology that is in place under existing financial reporting standards, and (4) improves the effectiveness of the required disclosures, with additional disclosures required, including disaggregated rollforwards of deferred acquisition costs, liabilities for future policy benefits, market risk benefits and liability for policyholders’ account balances. ASU 2018-12 is effective for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025, although earlier adoption is permitted.  The Company has completed the development of the necessary actuarial models for the affected policies and is in the process of testing the models and developing procedures that are responsive to support the new valuation requirements that will be used to estimate the liability for future benefits for these policies. The Company expects its Life, Medicare supplement and certain individual Accident and Health products to fall within the scope of this standard. The Company has elected to use the modified retrospective method upon adoption. The disclosures under ASU 2018-12 will change significantly, and the impact on our consolidated financial statements is expected to be material.

For more information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2024 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of June 30, 2025 and December 31, 2024.

Fixed maturities were comprised of the following:

	June 30, 2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$24,251	$153	$1,818	$—	$25,916
Loan backed and structured securities	22,209	51	2,179	—	24,337
Obligations of states and political subdivisions	7,318	15	1,464	—	8,767
Corporate securities:
Utilities and telecom	22,280	86	2,828	—	25,022
Financial services	60,141	731	3,888	—	63,298
Other business – diversified	33,724	96	3,507	—	37,135
Other consumer – diversified	43,194	46	5,340	—	48,488
Total corporate securities	159,339	959	15,563	—	173,943
Redeemable preferred stocks:
Other consumer – diversified	206	13	—	—	193
Total redeemable preferred stocks	206	13	—	—	193
Total fixed maturities	$213,323	$1,191	$21,024	$—	$233,156

	December 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,251	$24	$2,144	$—	$24,371
Loan backed and structured securities	22,290	17	2,457	—	24,730
Obligations of states and political subdivisions	7,623	9	1,517	—	9,131
Corporate securities:
Utilities and telecom	24,623	108	3,206	—	27,721
Financial services	59,564	563	4,768	—	63,769
Other business – diversified	34,117	160	3,919	—	37,876
Other consumer – diversified	41,957	33	6,585	—	48,509
Total corporate securities	160,261	864	18,478	—	177,875
Redeemable preferred stocks:
Other consumer – diversified	187	—	5	—	192
Total redeemable preferred stocks	187	—	5	—	192
Total fixed maturities	$212,612	$914	$24,601	$—	$236,299

Bonds having an amortized cost of $14,898 and $15,065 and included in the tables above were on deposit with insurance regulatory authorities as of June 30, 2025 and December 31, 2024, respectively, in accordance with statutory requirements. In addition, the Company maintains cash and cash equivalents on deposit with insurance regulatory authorities of $226 as of June 30, 2025 and December 31, 2024. Additionally, bonds having an amortized cost of $9,048 and $9,209 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2025 and December 31, 2024, respectively.

Equity securities were comprised of the following:

	June 30, 2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,240	$930	$—	$310
Communications	10,040	5,407	—	4,633
Total equity securities	$11,280	$6,337	$—	$4,943

	December 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,149	$843	$—	$306
Communications	6,751	2,118	—	4,633
Total equity securities	$7,900	$2,961	$—	$4,939

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2025 and December 31, 2024 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025		December 31, 2024
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$7,425	$7,502	$7,484	$7,497
Due after one year through five years	66,745	68,104	62,722	64,703
Due after five years through ten years	25,966	27,395	32,820	35,552
Due after ten years	82,742	96,475	80,199	95,466
Asset backed securities	30,445	33,680	29,387	33,081
Totals	$213,323	$233,156	$212,612	$236,299

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$2,570	$19	$14,071	$1,799	$16,641	$1,818
Loan backed and structured securities	543	3	15,392	2,176	15,935	2,179
Obligations of states and political subdivisions	—	—	5,891	1,464	5,891	1,464
Corporate securities	17,818	470	122,233	15,093	140,051	15,563
Total temporarily impaired securities	$20,931	$492	$157,587	$20,532	$178,518	$21,024

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,753	$33	$16,136	$2,111	$19,889	$2,144
Loan backed and structured securities	1,010	5	16,069	2,452	17,079	2,457
Obligations of states and political subdivisions	—	—	5,839	1,517	5,839	1,517
Corporate securities	18,510	755	125,930	17,723	144,440	18,478
Redeemable preferred stocks	188	5	—	—	188	5
Total temporarily impaired securities	$23,461	$798	$163,974	$23,803	$187,435	$24,601

 Analysis of Securities in Unrealized Loss Positions

As of June 30, 2025 and December 31, 2024, there were 198 and 213 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

For any of its fixed maturity securities with significant declines in fair value, the Company performs detailed analyses to identify whether the drivers of the declines are due to general market drivers, such as the elevated interest rate environment, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to align and allocate the Company’s resources to securities with real credit-related concerns that could impact the ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market related, the Company performs a more focused review of the related issuers’ specific credit profile.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated. The Company had no allowance for credit losses (“ACL”) on its available-for-sale fixed maturities as of June 30, 2025 or December 31, 2024.

The following tables summarize realized investment gains for the three month and six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$153	$—	$—	$153
Losses	(137)	—	—	(137)
Realized investment gains, net	$16	$—	$—	$16

	Three Months Ended June 30, 2024
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$15	$—	$—	$15
Losses	(2)	—	—	(2)
Realized investment gains, net	$13	$—	$—	$13

	Six Months Ended June 30, 2025
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$153	$—	$—	$153
Losses	(137)	—	—	(137)
Realized investment gains, net	$16	$—	$—	$16

	Six Months Ended June 30, 2024
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$15	$—	$—	$15
Losses	(2)	—	—	(2)
Realized investment gains, net	$13	$—	$—	$13

The following table presents the change in unrealized gains related to equity securities still held for the three month and six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized and unrealized gains recognized during the period on equity securities	$2,609	$243	$3,376	$129
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains recognized during the reporting period on equity securities, net	$2,609	$243	$3,376	$129

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,324 and $6,616 as of June 30, 2025 and December 31, 2024, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of June 30, 2025 and December 31, 2024.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,562 and $7,854, as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had outstanding commitments totaling $2,200, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security. As of June 30, 2025 and December 31, 2024, the value of the equity security valued using Level 3 criteria was $193 and $189, respectively.

As of June 30, 2025, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$213,323	$—	$213,323
Equity securities	11,087	—	193	11,280
Cash equivalents	28,421	—	—	28,421
Total	$39,508	$213,323	$193	$253,024

As of December 31, 2024, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$212,612	$—	$212,612
Equity securities	7,711	—	189	7,900
Cash equivalents	14,948	—	—	14,948
Total	$22,659	$212,612	$189	$235,460

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and December 31, 2024.

			June 30, 2025		December 31, 2024
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$46,423	$46,423	$35,570	$35,570
Fixed maturities	Level 2		213,323	213,323	212,612	212,612
Equity securities		(1)	11,280	11,280	7,900	7,900
Policy loans	Level 3		1,656	1,656	1,722	1,722

Liabilities:
Junior subordinated debentures, net	Level 2		33,738	32,931	33,738	35,443
Revolving credit facility	Level 2		4,021	4,021	4,023	4,023

(1)
See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets. The Company has one equity security valued at level 3 and all other equity securities are valued at level 1.

The Company had no transfers into or out of level 3 for the six months ended June 30, 2025 or the year ended December 31, 2024.

Note 5.          Allowance for Expected Credit Losses

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at June 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three month and six month periods ended June 30, 2025 and 2024.

	At and for the three months ended June 30, 2025		At and for the six months ended June 30, 2025
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$23,829	$45	$22,942	$51
Current period change for expected credit losses		(2)		(8)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$22,369	$43	$22,369	$43

	At and for the three months ended June 30, 2024		At and for the six months ended June 30, 2024
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$20,935	$56	$21,103	$61
Current period change for expected credit losses		(2)		(7)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$22,496	$54	$22,496	$54

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at June 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three month and six month periods ended June 30, 2025 and 2024.

	At and for the three months ended June 30, 2025		At and for the six months ended June 30, 2025
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$19,213	$195	$27,458	$201
Current period change for expected credit losses		(1)		(7)
Write-offs of uncollectible insurance premiums and other receivables		—		—
Balance, end of period	$50,242	$194	$50,242	$194

	At and for the three months ended June 30, 2024		At and for the six months ended June 30, 2024
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$14,696	$216	$23,690	$217
Current period change for expected credit losses		3		2
Write-offs of uncollectible insurance premiums and other receivables		—		—
Balance, end of period	$34,220	$219	$34,220	$219

Note 6.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred. Implementation expenses incurred related to third party professional and consulting services have been capitalized. The Company will begin amortizing, on a straight-line basis over the expected remaining term of the hosting arrangement, when the software is substantially ready for its intended use. The Company incurred and capitalized implementation costs of $39 and $51 during the six months ended June 30, 2025 and 2024, respectively. As a result, the Company has capitalized $4,714 and $4,675 in implementation costs in other assets within its condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively. The Company expects the software will be substantially ready for its intended use in the second half of 2025. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the three months and six months ended June 30, 2025 and 2024.

Note 7.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025		2024
Beginning insurance reserves for losses and claims, gross	$93,707		$87,478
Less: Reinsurance recoverable on unpaid losses	(17,390)		(14,678)
Beginning insurance reserves for losses and claims, net	76,317		72,800

Incurred related to:
Current accident year	63,346		57,851
Prior accident year development	(2,543)	(1)	1,829	(2)
Total incurred	60,803		59,680

Paid related to:
Current accident year	24,903		22,405
Prior accident years	27,410		37,016
Total paid	52,313		59,421
Ending insurance reserves for losses and claims, net	84,807		73,059
Plus: Reinsurance recoverable on unpaid losses	16,952		17,565
Ending insurance reserves for losses and claims, gross	$101,759		$90,624

(1)
Prior years’ development was primarily the result of favorable development in the Medicare supplement line of business in the life and health operations, partially offset by unfavorable development in the property and casualty operations predominately in the automobile liability line of business.

(2)
Prior years’ development was primarily the result of unfavorable development in the property and casualty operations predominately in the automobile liability line of business due to inflationary factors.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Six Months Ended June 30,
	2025	2024
Total incurred losses	$60,803	$59,680
Cash surrender value and matured endowments	1,291	577
Benefit reserve changes	3,466	3,475
Total insurance benefits and losses incurred	$65,560	$63,732

Note 8.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt-to-capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of June 30, 2025, and December 31, 2024, the Company had outstanding borrowings including accrued interest of $4,021 and $4,023, respectively, under the Credit Agreement.

For the three months ended June 30, 2025 and 2024, the Company incurred $65 and $76 in interest expense, respectively, on the revolving credit facility borrowing. For the six months ended June 30, 2025 and 2024, the Company incurred $129 and $137, respectively, in interest expense. During the three month and six month periods ended June 30, 2025, the Company paid $3 and $6, respectively, in fees on the available unused amount of the revolving credit facility of $6,000. At June 30, 2025 and December 31, 2024, the effective interest rate was 6.43% and 6.67%, respectively.

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

The outstanding $18,042 and $15,696 of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company. Prior to July 1, 2023, the interest rate was based on 3-month LIBOR plus an applicable margin. Effective July 1, 2023, the interest rate is determined based on a reference rate of the 3-month SOFR plus applicable tenor spread of 0.26161% plus an applicable margin, ranging from 4.00% to 4.10%. At June 30, 2025 and December 31, 2024, the effective interest rate was 8.64% and 8.82%, respectively.

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2025 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed June 30, 2025	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance June 30, 2025	$18,042	$15,696
Net balance December 31, 2024	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 9.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2025
	Earnings	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$3,316	20,397
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	$3,216	20,397	$0.16
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$3,316	21,775	$0.15

	Three Months Ended June 30, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(684)	20,400
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(784)	20,400	$(0.04)

	Six Months Ended June 30, 2025
	Earnings	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$4,118	20,398
Less preferred stock dividends	(199)	—
Net income applicable to common shareholders	$3,919	20,398	$0.19
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	199	1,378
Net income applicable to common shareholders	$4,118	21,776	$0.19

	Six Months Ended June 30, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(2,682)	20,401
Less preferred stock dividends	(199)	—
Net loss applicable to common shareholders	$(2,881)	20,401	$(0.14)

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for the three month and six month periods ended June 30, 2024, since its impact would have been antidilutive.

Note 10.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal income tax provision at statutory rate of 21%	$886	$(179)	$1,103	$(705)
Dividends-received deduction	(6)	(6)	(12)	(12)
Meals and entertainment	15	16	29	35
Vested stock and club dues	—	—	2	1
Parking disallowance	5	4	11	8
Income tax expense (benefit)	$900	$(165)	$1,133	$(673)

The components of income tax expense (benefit) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current – Federal	$273	$—	$273	$—
Deferred – Federal	627	(165)	860	(673)
Total	$900	$(165)	$1,133	$(673)

Note 11.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the six months ended June 30, 2025 and June 30, 2024 was $569 and $507, respectively.

Additional information regarding the Company’s real estate operating leases is as follows:

	Six Months Ended June 30,
	2025	2024
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$600	$529
Right-of-use assets included in other assets on the condensed consolidated balance sheet	4,880	2,196
Weighted average discount rate	7.9%	6.8%
Weighted average remaining lease term in years	7.4 years	2.4 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2025	$607
2026	1,066
2027	645
2028	645
2029	645
Thereafter	3,595
Total undiscounted lease payments	7,203
Less: present value adjustment	2,220
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$4,983

As of June 30, 2025, the Company has no operating leases that have not yet commenced.

Note 12.	Commitments and Contingencies

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

The Company adopted ASU No. 2023-07, Segment Reporting- An Amendment for Improvements to Reportable Segment Disclosures (Topic 280) in December 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). The Company’s CODM is the Chairman, President and Chief Executive Officer. The segment’s most significant expenses include insurance benefits and losses incurred and other expenses, such as commissions and underwriting. Interest expense at the segment level is insignificant. To assess proﬁtability on a reportable segment basis, the CODM reviews income (loss) before income taxes.

The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2025 and 2024.

Assets	June 30, 2025	December 31, 2024
American Southern	$174,390	$147,214
Bankers Fidelity	222,696	210,819
Corporate, Other and Eliminations	32,253	35,395
Total assets	$429,339	$393,428

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2025	2024	2025	2024
American Southern	$22,232	$18,526	$41,653	$37,384
Bankers Fidelity	33,092	29,203	63,590	57,374
Corporate, Other and Eliminations	(34)	(61)	172	(93)
Total revenue	$55,290	$47,668	$105,415	$94,665

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance benefits and losses incurred	2025	2024	2025	2024
American Southern	$16,013	$14,228	$30,610	$27,041
Bankers Fidelity	17,634	17,579	34,950	36,691
Corporate, Other and Eliminations	-	-	-	-
Total insurance benefits and losses incurred	$33,647	$31,807	$65,560	$63,732

	Three Months Ended June 30,		Six Months Ended June 30,
Commissions and underwriting	2025	2024	2025	2024
American Southern	$5,311	$3,511	$9,416	$8,018
Bankers Fidelity	9,588	10,430	20,333	20,776
Corporate, Other and Eliminations	(2,029)	(2,357)	(5,199)	(4,544)
Total commissions and underwriting	$12,870	$11,584	$24,550	$24,250

	Three Months Ended June 30,		Six Months Ended June 30,
Income (loss) Before Income Taxes	2025	2024	2025	2024
American Southern	$875	$751	$1,560	$2,258
Bankers Fidelity	5,870	1,195	8,307	(92)
Corporate, Other and Eliminations	(2,529)	(2,795)	(4,616)	(5,521)
Income (loss) before income taxes	$4,216	$(849)	$5,251	$(3,355)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2025. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and six month periods ended June 30, 2025 and the comparable periods in 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands)
Insurance premiums, net	$50,146	$44,993	$97,059	$89,545
Net investment income	2,516	2,416	4,958	4,972
Realized investment gains, net	16	13	16	13
Unrealized gains on equity securities, net	2,609	243	3,376	129
Other income	3	3	6	6
Total revenue	55,290	47,668	105,415	94,665
Insurance benefits and losses incurred	33,647	31,807	65,560	63,732
Commissions and underwriting expenses	12,870	11,584	24,550	24,250
Interest expense	773	867	1,547	1,722
Other expense	3,784	4,259	8,507	8,316
Total benefits and expenses	51,074	48,517	100,164	98,020
Income (loss) before income taxes	$4,216	$(849)	$5,251	$(3,355)
Net income (loss)	$3,316	$(684)	$4,118	$(2,682)

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

A reconciliation of net income (loss) to operating income (loss) for the three month and six month periods ended June 30, 2025 and the comparable periods in 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$3,316	$(684)	$4,118	$(2,682)
Income tax expense (benefit)	900	(165)	1,133	(673)
Realized investment gains, net	(16)	(13)	(16)	(13)
Unrealized gains on equity securities, net	(2,609)	(243)	(3,376)	(129)
Non-GAAP operating income (loss)	$1,591	$(1,105)	$1,859	$(3,497)

On a consolidated basis, the Company had net income of $3.3 million, or $0.15 per diluted share, for the three month period ended June 30, 2025, compared to net loss of $0.7 million, or $(0.04) per diluted share, for the three month period ended June 30, 2024. The Company had net income of $4.1 million, or $0.19 per diluted share, for the six month period ended June 30, 2025, compared to net loss of $2.7 million, or $(0.14) per diluted share, for the six month period ended June 30, 2024. The increase in net income for the three month and six month periods ended June 30, 2025 was primarily the result of increases in premium revenue within the inland marine line of business in the property and casualty operations, as well as increases in the Medicare supplement and group accident and health lines of business within the life and health operations. Also contributing to the increase in net income was an increase in unrealized gains on equity securities during the three month and six month periods ended June 30, 2025. Also contributing to the increase in net income for the three month and six month periods ended June 30, 2025 was favorable development in the Medicare supplement line of business in the life and health operations.

For the three month period ended June 30, 2025, premium revenue increased $5.2 million, or 11.5%, to $50.1 million from $45.0 million in the comparable period in 2024. For the six month period ended June 30, 2025, premium revenue increased $7.5 million, or 8.4%, to $97.1 million from $89.5 million in the comparable period in 2024. The increase in premium revenue during the three month and six month periods ended June 30, 2025 was primarily attributable to increases in premium revenue in the inland marine line of business, as well as the automobile physical damage line of business, due to increases in premium writings in the property and casualty operations. Also contributing to the increase in premium revenue was increases in the Medicare supplement and group accident and health lines of business due to new sales within the life and health operations.

Operating income increased $2.7 million in the three month period ended June 30, 2025 from the three month period ended June 30, 2024. For the six month period ended June 30, 2025, operating income increased $5.4 million from the comparable period in 2024. The increase in operating income for the three month and six month periods ended June 30, 2025 was primarily the result of increases in premium revenue within the inland marine line of business in the property and casualty operations, as well as increases in the Medicare supplement and group accident and health lines of business within the life and health operations, as previously mentioned.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2025 and the comparable periods in 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross written premiums	$52,285	$36,499	$61,621	$44,969
Ceded premiums	(1,495)	(1,508)	(3,077)	(2,958)
Net written premiums	$50,790	$34,991	$58,544	$42,011
Net earned premiums	$21,141	$17,544	$39,472	$35,422
Insurance benefits and losses incurred	16,013	14,228	30,610	27,041
Commissions and underwriting expenses	5,344	3,547	9,483	8,085
Underwriting income (loss)	$(216)	$(231)	$(621)	$296
Loss ratio	75.7%	81.1%	77.5%	76.3%
Expense ratio	25.3	20.2	24.0	22.8
Combined ratio	101.0%	101.3%	101.5%	99.1%

Gross written premiums at American Southern increased $15.8 million, or 43.3%, during the three month period ended June 30, 2025 and $16.7 million, or 37.0%, during the six month period ended June 30, 2025, from the comparable periods in 2024. The increase in gross written premiums during the three month and six month periods ended June 30, 2025 was primarily attributable to an increase in premiums written in the automobile liability line of business due to the renewal of a program, which included a rate increase. Also contributing to the increase in gross written premiums were increases in premiums written in the inland marine line of business due to a new program written by an existing agency, as well as an increase in premiums written in the automobile physical damage line of business resulting from an increase in writings from existing agents.

Ceded premiums remained constant during the three month period ended June 30, 2025 and increased $0.1 million, or 4.0%, during the six month period ended June 30, 2025, from the comparable periods in 2024. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally fluctuate as earned premiums subject to reinsurance increase or decrease or retentions levels change.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2025 and the comparable periods in 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Automobile liability	$12,160	$10,728	$21,999	$21,652
Automobile physical damage	4,003	3,251	8,147	6,622
General liability	1,508	1,526	3,081	3,021
Surety	1,410	1,440	2,745	2,959
Inland marine	2,060	599	3,500	1,168
Total	$21,141	$17,544	$39,472	$35,422

Net earned premiums increased $3.6 million, or 20.5%, during the three month period ended June 30, 2025, and $4.1 million, or 11.4%, during the six month period ended June 30, 2025, over the comparable periods in 2024. The increase in net earned premiums during the three month period ended June 30, 2025 was mainly due to increases in earned premiums in the inland marine line of business, as well as the earning out of premium within the automobile liability line of business. The increase in net earned premiums during the six month period ended June 30, 2025 was primarily attributable to increases in earned premiums in the inland marine line of business, as well as the automobile physical damage line of business, due to increases in premium writings, as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $1.8 million, or 12.5%, during the three month period ended June 30, 2025, and $3.6 million, or 13.2%, during the six month period ended June 30, 2025, over the comparable periods in 2024. As a percentage of earned premiums, insurance benefits and losses incurred were 75.7% in the three month period ended June 30, 2025, compared to 81.1% in the three month period ended June 30, 2024. For the six month period ended June 30, 2025, this ratio increased to 77.5% from 76.3% in the comparable period in 2024. The decrease in the loss ratio during the three month period ended June 30, 2025 was due to an increase in premium growth exceeding the increase in insurance benefits and losses incurred. The increase in the loss ratio during the six month period ended June 30, 2025 was mainly due to an increase in losses within the automobile physical damage line of business and the inland marine line of business.

Commissions and underwriting expenses increased $1.8 million, or 50.7%, during the three month period ended June 30, 2025, and $1.4 million, or 17.3% during the six month period ended June 30, 2025, over the comparable periods in 2024. As a percentage of earned premiums, underwriting expenses were 25.3% in the three month period ended June 30, 2025, compared to 20.2% in the three month period ended June 30, 2024. For the six month period ended June 30, 2025, this ratio increased to 24.0% from 22.8% in the comparable period in 2024. The increase in the expense ratio during the three month and six month periods ended June 30, 2025 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the three month and six month periods ended June 30, 2025, variable commissions at American Southern increased by $1.2 million and $0.7 million, respectively, from the comparable periods in 2024 due to favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2025 and the comparable periods in 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross earned premiums	$43,774	$40,554	$86,418	$80,357
Ceded premiums	(14,769)	(13,105)	(28,831)	(26,234)
Net earned premiums	29,005	27,449	57,587	54,123
Insurance benefits and losses incurred	17,634	17,579	34,950	36,691
Commissions and underwriting expenses	9,588	10,430	20,333	20,776
Total expenses	27,222	28,009	55,283	57,467
Underwriting income (loss)	$1,783	$(560)	$2,304	$(3,344)
Loss ratio	60.8%	64.0%	60.7%	67.8%
Expense ratio	33.1	38.0	35.3	38.4
Combined ratio	93.9%	102.0%	96.0%	106.2%

Gross earned premiums increased $3.2 million, or 7.9%, during the three month period ended June 30, 2025, and $6.1 million, or 7.5%, during the six month period ended June 30, 2025, from the comparable periods in 2024. The increase in gross earned premiums was primarily attributable to the increase in gross earned premiums from the Medicare supplement line of business due primarily to the level of new business writings exceeding non-renewals, partially offset by lapses within the same line of business. Also contributing to the increase in gross earned premiums was an increase in gross earned premiums in the group accident and health line of business, resulting from new business sales.

Ceded premiums increased $1.7 million, or 12.7%, during the three month period ended June 30, 2025, and $2.6 million, or 9.9%, during the six month period ended June 30, 2025, from the comparable periods in 2024. The increase in ceded premiums was due to an increase in Medicare supplement premiums subject to reinsurance.

The following table summarizes, for the periods indicated, Bankers Fidelity’s net earned premiums by line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Medicare supplement	$18,951	$17,768	$37,490	$35,967
Group life	3,800	3,921	7,567	7,832
Individual life	1,331	1,465	2,904	2,875
Group accident and health	2,702	2,482	5,308	3,885
Other individual accident and health	2,221	1,813	4,318	3,564
Total	$29,005	$27,449	$57,587	$54,123

Net earned premium increased $1.6 million, or 5.7%, during the three month period ended June 30, 2025, and $3.5 million, or 6.4%, during the six month period ended June 30, 2025, over the comparable periods in 2024. The increase in net earned premiums was primarily attributable to increases in the Medicare supplement and group accident and health lines of business due to new sales as previously mentioned. Also contributing to the increase in net earned premiums was an increase in the other individual accident and health line of business due to new business growth.

Insurance benefits and losses incurred increased $0.1 million, or 0.3%, during the three month period ended June 30, 2025, and decreased $1.7 million, or 4.7%, during the six month period ended June 30, 2025, from the comparable periods in 2024. As a percentage of earned premiums, benefits and losses were 60.8% in the three month period ended June 30, 2025, compared to 64.0% in the three month period ended June 30, 2024. For the six month period ended June 30, 2025, this ratio decreased to 60.7% from 67.8% in the comparable period in 2024. The decrease in the loss ratio for the three month and six month periods ended June 30, 2025 was primarily due to lower utilization within the Medicare supplement line of business.

Commissions and underwriting expenses decreased $0.8 million, or 8.1%, during the three month period ended June 30, 2025, and $0.4 million, or 2.1%, during the six month period ended June 30, 2025, over the comparable periods in 2024.  As a percentage of earned premiums, underwriting expenses were 33.1% in the three month period ended June 30, 2025, compared to 38.0% in the three month period ended June 30, 2024.  For the six month period ended June 30, 2025, this ratio decreased to 35.3% from 38.4% in the comparable period in 2024. The decrease in the expense ratio for the three month and six month periods ended June 30, 2025 was mainly due to growth in premiums coupled with a decline in underwriting expenses, primarily from lower variable expenses related to the group lines of business.

Net Investment Income and Realized Gains

Investment income increased $0.1 million, or 4.1%, during the three month period ended June 30, 2025, and remained constant during the six month period ended June 30, 2025, over the comparable periods in 2024. The increase in investment income in the three month period ended June 30, 2025, from the comparable periods in 2024, was primarily attributable to an increase in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies.

The Company had net realized investment gains of less than $0.1 million during each of the three month and six month periods ended June 30, 2025, compared to net realized investment gains of less than $0.1 million during each of the three month and six month periods ended June 30, 2024. The net realized investment gains during the three month and six month periods ended June 30, 2025 was due to the sale and redemption of several of the Company’s investments in fixed maturity securities. The net realized investment gains during the three month and six month periods ended June 30, 2024 resulted primarily from the redemption of several of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for credit losses and/or divests investments as may be determined to be appropriate.

Unrealized Gains on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized gains on equity securities of $2.6 million during the three month period ended June 30, 2025 and unrealized gains on equity securities of $0.2 million during the three month period ended June 30, 2024. The Company recognized net unrealized gains on equity securities of $3.4 million during the six month period ended June 30, 2025 and unrealized gains on equity securities of $0.1 million during the six month period ended June 30, 2024. Changes in unrealized gains on equity securities for the applicable periods are the result of fluctuations in the market value of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.1 million, or 10.8%, during the three month period ended June 30, 2025, and $0.2 million, or 10.2%, during the six month period ended June 30, 2025, from the comparable periods in 2024. Changes in interest expense were primarily due to changes in the Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility utilize SOFR as the reference rate.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At June 30, 2025, the Parent had approximately $4.4 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $4.7 million for the six month period ended June 30, 2025, compared to statutory net loss of $0.4 million for the six month period ended June 30, 2024. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2025, American Southern had $47.2 million of statutory capital and surplus and Bankers Fidelity had $34.6 million of statutory capital and surplus. In 2025, dividend payments by the Parent’s insurance subsidiaries in excess of $6.3 million would require prior approval. Through June 30, 2025, the Parent received dividends of $4.2 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161% plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2025, the effective interest rate was 8.64%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of June 30, 2025, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At June 30, 2025, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2025, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Bankers Fidelity Life Insurance Company (‘‘BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.8 million, as of June 30, 2025. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB. As of June 30, 2025, BFLIC has pledged bonds having an amortized cost of $9.0 million to the FHLB. BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB. As of June 30, 2025, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings, including accrued interest of $4.0 million in each of the respective periods, under the Credit Agreement.

Cash and cash equivalents increased from $35.6 million at December 31, 2024 to $46.4 million at June 30, 2025. The increase in cash and cash equivalents during the six month period ended June 30, 2025 was primarily attributable to net cash provided by operating activities of $8.6 million. Also contributing to the increase in cash and cash equivalents was net cash provided by investing activities of $2.7 million primarily as a result of investment sales and maturity of securities exceeding investment purchases.

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

The Company’s remediation efforts of the previously identified material weakness, which began in the quarter ended March 31, 2024, remained ongoing though the quarter ended June 30, 2025, and through the date hereof. The Company has made significant progress in its remediation efforts, and during the quarter ended June 30, 2025, management conducted a systematic review of the components of underwriting income for the Company’s Life and Medicare Supplement products. This review included independent calculations of actuarial values for these products using a comprehensive process that had been developed, tested, and implemented during the quarter ended December 31, 2024 for Life products, and implemented during the quarter ended June 20, 2025 for the Medicare Supplement product. Based on this review, management did not identify any material misstatement in the Company’s financial statements.

In furtherance of the remediation efforts, the Company has continued the development of a system to perform calculations independently of the actuarial models. This system is intended to verify that the product parameters and actuarial assumptions are properly reflected in the reported values. The Company’s whole life product has been implemented on the system, which was used to validate the actuarial values for this product as of December 31,2024. Implementation of the Company’s individual life products and its Medicare Supplement product was completed during the quarter ended June 30, 2025. The Company currently expects that extensions of this system to accommodate the other product lines the Company offers will be operational by September 30, 2025. Full development and implementation of this system has required more time than previously anticipated due to unforeseen complexities inherent in the actuarial software systems used to calculate and report the actuarial values. These complexities have required additional effort to understand and to replicate in this system, and to complete the remediation process.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three month period ending June 30, 2025 no purchases of common stock of the Company were made by or on behalf of the Company pursuant to the Repurchase Plan. The maximum number of shares that may yet be purchased under the Repurchase Plan was 325,129 as of June 30, 2025.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ending June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2025	—	$—	—	325,129
May 1 – May 31, 2025	—	—	—	325,129
June 1 – June 30, 2025	—	—	—	325,129
Total	—	$—	—

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 12, 2025	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)