Form 10-Q
period 2025-09-30
ATLANTIC AMERICAN CORP
filed 2025-11-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on October 31, 2025 was 20,397,228.

ATLANTIC AMERICAN CORPORATION

Table of  Contents
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

Table of  Contents
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$34,444	$35,570
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $251,703 and $236,299; no allowance for credit losses)	235,469	212,612
Equity securities, at fair value (cost: $4,943 and $4,939)	10,432	7,900
Other invested assets (cost: $7,946 and $7,946)	6,225	6,616
Policy loans	1,668	1,722
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	255,070	230,126
Receivables:
Reinsurance (net of allowance for expected credit losses of $43 and $51)	22,694	22,942
Insurance premiums and other (net of allowance for expected credit losses of $209 and $201)	42,399	27,458
Deferred income taxes, net	16,089	18,118
Deferred acquisition costs	45,759	44,842
Other assets	11,856	11,828
Intangibles	2,544	2,544
Total assets	$430,855	$393,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$103,159	$98,464
Unearned premiums	36,869	31,178
Losses and claims	107,713	93,707
Other policy liabilities	1,837	1,757
Total insurance reserves and policyholder funds	249,578	225,106
Accounts payable and accrued expenses	34,030	30,948
Revolving credit facility	4,021	4,023
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	321,367	293,815

Commitments and contingencies (Notes 3 and 12)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,397,228 and 20,399,758	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	49,843	45,854
Accumulated other comprehensive loss	(12,824)	(18,712)
Unearned stock grant compensation	—	(2)
Treasury stock, at cost: 2,003,666 and 2,001,136 shares	(7,412)	(7,408)
Total shareholders’ equity	109,488	99,613
Total liabilities and shareholders’ equity	$430,855	$393,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of  Contents
ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Insurance premiums, net	$51,972	$43,782	$149,031	$133,327
Net investment income	2,633	2,477	7,591	7,449
Realized investment gains, net	2	4	18	17
Unrealized gains (losses) on equity securities, net	(848)	(1,746)	2,528	(1,617)
Other income	1	2	7	8
Total revenue	53,760	44,519	159,175	139,184

Benefits and expenses:
Insurance benefits and losses incurred	35,471	30,760	101,031	94,492
Commissions and underwriting expenses	12,955	11,490	37,505	35,740
Interest expense	779	869	2,326	2,591
Other expense	3,786	3,854	12,293	12,170
Total benefits and expenses	52,991	46,973	153,155	144,993
Income (loss) before income taxes	769	(2,454)	6,020	(5,809)
Income tax expense (benefit)	192	(456)	1,325	(1,129)
Net income (loss)	577	(1,998)	4,695	(4,680)
Preferred stock dividends	(100)	(100)	(299)	(299)
Net income (loss) applicable to common shareholders	$477	$(2,098)	$4,396	$(4,979)
Earnings (loss) per common share (basic)	$.02	$(.10)	$.22	$(.24)
Earnings (loss) per common share (diluted)	$.02	$(.10)	$.22	$(.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of  Contents
ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$577	$(1,998)	$4,695	$(4,680)
Other comprehensive income:
Available-for-sale fixed maturity securities:
Gross unrealized holding gains arising in the period	3,601	9,095	7,471	4,913
Related income tax effect	(757)	(1,910)	(1,569)	(1,032)
Subtotal	2,844	7,185	5,902	3,881
Less: reclassification adjustment for net realized gains included in net income (loss)	(2)	(4)	(18)	(17)
Related income tax effect	1	1	4	4
Subtotal	(1)	(3)	(14)	(13)
Total other comprehensive income, net of tax	2,843	7,182	5,888	3,868
Total comprehensive income (loss)	$3,420	$5,184	$10,583	$(812)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of  Contents
ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,425	57,425	57,425	57,425
Balance, end of period	57,425	57,425	57,425	57,425
Retained earnings:
Balance, beginning of period	49,366	47,641	45,854	50,929
Net income (loss)	577	(1,998)	4,695	(4,680)
Dividends on common stock	—	—	(407)	(407)
Dividends accrued on preferred stock	(100)	(100)	(299)	(299)
Balance, end of period	49,843	45,543	49,843	45,543
Accumulated other comprehensive loss:
Balance, beginning of period	(15,667)	(19,435)	(18,712)	(16,121)
Other comprehensive income, net of tax	2,843	7,182	5,888	3,868
Balance, end of period	(12,824)	(12,253)	(12,824)	(12,253)
Unearned stock grant compensation:
Balance, beginning of period	—	(7)	(2)	(13)
Amortization of unearned compensation	—	3	2	9
Balance, end of period	—	(4)	—	(4)
Treasury stock:
Balance, beginning of period	(7,412)	(7,408)	(7,408)	(7,401)
Net shares acquired related to employee share-based compensation plans	—	—	(4)	(7)
Balance, end of period	(7,412)	(7,408)	(7,412)	(7,408)

Total shareholders’ equity	$109,488	$105,759	$109,488	$105,759
Dividends declared on common stock per share	$—	$—	$.02	$.02
Common shares outstanding:
Balance, beginning of period	20,397,228	20,399,758	20,399,758	20,402,288
Net shares acquired under employee share-based compensation plans	—	—	(2,530)	(2,530)
Balance, end of period	20,397,228	20,399,758	20,397,228	20,399,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of  Contents
ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,695	$(4,680)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Capitalization of acquisition costs, net	(917)	(434)
Realized investment gains, net	(18)	(17)
Unrealized (gains) losses on equity securities	(2,528)	1,617
Losses from equity method investees	391	494
Compensation expense related to share awards	2	9
Benefit for credit losses	—	(10)
Depreciation and amortization	277	297
Deferred income tax expense (benefit)	464	(1,425)
Increase in receivables, net	(14,693)	(7,289)
Increase in insurance reserves and policyholder funds	24,472	6,460
Increase (decrease) in accounts payable and accrued expenses	2,783	(524)
Other, net	270	689
Net cash provided by (used in) operating activities	15,198	(4,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	13,447	40
Proceeds from investments matured, called or redeemed	13,406	9,963
Investments purchased	(42,301)	(10,916)
Additions to property and equipment	(465)	(126)
Net cash used in investing activities	(15,913)	(1,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(407)	(407)
Treasury stock acquired — net employee share-based compensation	(4)	(7)
Proceeds from revolving credit facility, net	—	1,000
Net cash (used in) provided by financing activities	(411)	586

Net decrease in cash and cash equivalents	(1,126)	(5,266)
Cash and cash equivalents at beginning of period	35,570	28,301
Cash and cash equivalents at end of period	$34,444	$23,035

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,342	$2,600
Cash paid for income taxes	$952	$580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of  Contents
ATLANTIC AMERICAN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). For more information regarding Significant Accounting Policies, see the “Summary of Significant Accounting Policies” section of Note 1 of Notes to Consolidated Financial Statements in the 2024 Annual Report. The Company’s financial condition and operating results as of and for the three month and nine month periods ended September 30, 2025 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2025 or for any other future period.

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

Enactment of the One Big Beautiful Bill Act of 2025

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes both tax and non-tax provisions. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. Management does not believe this legislation will have a material impact on the Company’s consolidated financial statements.

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

Table of  Contents
The Company has completed the development of the necessary actuarial models that will be used to estimate both the liability for future benefits and the amortization of deferred acquisition costs for the affected policies and is in the process of testing the models to ensure that they reflect all applicable assumptions and product parameters. This testing includes an evaluation of the components of the amounts that will be disclosed for the transition liability under ASU 2018-12 in the Company’s consolidated financial statements as of and for the year ending December 31, 2025. The Company expects its life, Medicare supplement and certain individual accident and health products to fall within the scope of this standard. The Company has selected the modified retrospective transition method, which requires the guidance to be applied as of the beginning of the earliest period presented on the financial statements, beginning on January 1, 2024 (“Transition Date”). The modified retrospective transition method generally results in applying the standard to contracts on the basis of existing carrying value as of the Transition Date. On the Transition Date, the Company calculates the ratio of expected benefits less existing carrying values to gross premiums (net premium ratio) using updated assumptions and the discount rate immediately before the Transition Date. The Company uses the net premium ratio calculated on the Transition Date (and capped at 100% if required) to calculate the liability for future policy benefits. Upon adoption, opening equity will be adjusted for the Transaction Date impacts to accumulated other comprehensive income and retained earnings and prior periods presented (2024) will be restated following ASU 2018-12. The disclosures under ASU 2018-12 will change significantly, and the impact on our consolidated financial statements is expected to be material.

Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software- Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). This ASU was issued to improve the accounting for internal-use software under ASC 350-40. The update addresses limitations in prior guidance that did not reflect contemporary software development practices. The amendments apply to all entities that develop or acquire software for internal use and are intended to improve consistency in capitalization decisions, reduce complexity, and align accounting with real-world development processes.

Under the amendments introduced by ASU 2025-06 to ASC 350-40, entities are required to capitalize internal use software costs only when both of the following conditions are met:
1.	Management Authorization: Management has authorized and committed to funding the software project.
2.	Probable-to-Complete Threshold: It is probable that the project will be completed, and the software will be used to perform its intended function.

In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether:
1.
The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing.

2.
The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements.

If significant development uncertainty exists, capitalization should be deferred until the uncertainty is resolved. This principles-based threshold replaces the prior reliance on development stages and introduces a more consistent and judgment-based recognition model. This clarification ensures that costs are capitalized only when the project is sufficiently stable and likely to deliver its intended functionality. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. Lastly, entities may choose to adopt prospectively, modified retrospectively or full retrospectively. The Company is evaluating the new guidance and any effect it will have on the Company’s consolidated financial statements.

For more information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2024 Annual Report.

Table of  Contents
Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of September 30, 2025 and December 31, 2024.

Fixed maturities were comprised of the following:

	September 30, 2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,952	$172	$1,609	$—	$25,389
Loan backed and structured securities	28,737	176	2,045	—	30,606
Obligations of states and political subdivisions	7,393	16	1,389	—	8,766
Corporate securities:
Utilities and telecom	30,162	312	2,539	—	32,389
Financial services	62,866	1,036	3,129	—	64,959
Other business – diversified	38,158	219	3,060	—	40,999
Other consumer – diversified	43,997	106	4,511	—	48,402
Total corporate securities	175,183	1,673	13,239	—	186,749
Redeemable preferred stocks:
Other consumer – diversified	204	11	—	—	193
Total redeemable preferred stocks	204	11	—	—	193
Total fixed maturities	$235,469	$2,048	$18,282	$—	$251,703

	December 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,251	$24	$2,144	$—	$24,371
Loan backed and structured securities	22,290	17	2,457	—	24,730
Obligations of states and political subdivisions	7,623	9	1,517	—	9,131
Corporate securities:
Utilities and telecom	24,623	108	3,206	—	27,721
Financial services	59,564	563	4,768	—	63,769
Other business – diversified	34,117	160	3,919	—	37,876
Other consumer – diversified	41,957	33	6,585	—	48,509
Total corporate securities	160,261	864	18,478	—	177,875
Redeemable preferred stocks:
Other consumer – diversified	187	—	5	—	192
Total redeemable preferred stocks	187	—	5	—	192
Total fixed maturities	$212,612	$914	$24,601	$—	$236,299

Bonds having an amortized cost of $15,368 and $15,065 and included in the tables above were on deposit with insurance regulatory authorities as of September 30, 2025 and December 31, 2024, respectively, in accordance with statutory requirements. In addition, the Company maintains cash and cash equivalents on deposit with insurance regulatory authorities of $0 and $226 as of September 30, 2025 and December 31, 2024, respectively. Additionally, bonds having an amortized cost of $8,954 and $9,209 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2025 and December 31, 2024, respectively.

Table of  Contents
Equity securities were comprised of the following:

	September 30, 2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,281	$971	$—	$310
Communications	9,151	4,518	—	4,633
Total equity securities	$10,432	$5,489	$—	$4,943

	December 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,149	$843	$—	$306
Communications	6,751	2,118	—	4,633
Total equity securities	$7,900	$2,961	$—	$4,939

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2025 and December 31, 2024 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025		December 31, 2024
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$7,915	$8,002	$7,484	$7,497
Due after one year through five years	66,531	67,793	62,722	64,703
Due after five years through ten years	27,745	28,319	32,820	35,552
Due after ten years	96,421	107,897	80,199	95,466
Asset backed securities	36,857	39,692	29,387	33,081
Totals	$235,469	$251,703	$212,612	$236,299

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$739	$7	$14,050	$1,602	$14,789	$1,609
Loan backed and structured securities	850	4	15,802	2,041	16,652	2,045
Obligations of states and political subdivisions	406	—	5,966	1,389	6,372	1,389
Corporate securities	11,252	133	120,826	13,106	132,078	13,239
Total temporarily impaired securities	$13,247	$144	$156,644	$18,138	$169,891	$18,282

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,753	$33	$16,136	$2,111	$19,889	$2,144
Loan backed and structured securities	1,010	5	16,069	2,452	17,079	2,457
Obligations of states and political subdivisions	—	—	5,839	1,517	5,839	1,517
Corporate securities	18,510	755	125,930	17,723	144,440	18,478
Redeemable preferred stocks	188	5	—	—	188	5
Total temporarily impaired securities	$23,461	$798	$163,974	$23,803	$187,435	$24,601

Table of  Contents
Analysis of Securities in Unrealized Loss Positions

As of September 30, 2025 and December 31, 2024, there were 193 and 213 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated. The Company had no allowance for credit losses (“ACL”) on its available-for-sale fixed maturities as of September 30, 2025 or December 31, 2024.

The following tables summarize realized investment gains and losses for the three month and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$43	$—	$—	$43
Losses	(41)	—	—	(41)
Realized investment gains, net	$2	$—	$—	$2

	Three Months Ended September 30, 2024
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$4	$—	$—	$4
Losses	—	—	—	—
Realized investment gains, net	$4	$—	$—	$4

	Nine Months Ended September 30, 2025
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$196	$—	$—	$196
Losses	(178)	—	—	(178)
Realized investment gains, net	$18	$—	$—	$18

Table of  Contents
	Nine Months Ended September 30, 2024
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$19	$—	$—	$19
Losses	(2)	—	—	(2)
Realized investment gains, net	$17	$—	$—	$17

The following table presents the change in unrealized gains (losses) related to equity securities still held for the three month and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(848)	$(1,746)	$2,528	$(1,617)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$(848)	$(1,746)	$2,528	$(1,617)

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,225 and $6,616 as of September 30, 2025 and December 31, 2024, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of September 30, 2025 and December 31, 2024.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,463 and $7,854, as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had outstanding commitments totaling $2,200, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Table of  Contents
Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security. As of September 30, 2025 and December 31, 2024, the value of the equity security valued using Level 3 criteria was $193 and $189, respectively.

As of September 30, 2025, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$235,469	$—	$235,469
Equity securities	10,239	—	193	10,432
Cash equivalents	17,903	—	—	17,903
Total	$28,142	$235,469	$193	$263,804

As of December 31, 2024, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$212,612	$—	$212,612
Equity securities	7,711	—	189	7,900
Cash equivalents	14,948	—	—	14,948
Total	$22,659	$212,612	$189	$235,460

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2025 and December 31, 2024.

		September 30, 2025		December 31, 2024
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$34,444	$34,444	$35,570	$35,570
Fixed maturities	Level 2	235,469	235,469	212,612	212,612
Equity securities	(1)	10,432	10,432	7,900	7,900
Policy loans	Level 3	1,668	1,668	1,722	1,722

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	34,428	33,738	35,443
Revolving credit facility	Level 2	4,021	4,021	4,023	4,023

(1)
See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets. The Company has one equity security valued at level 3 and all other equity securities are valued at level 1.

The Company had no transfers into or out of level 3 for the nine months ended September 30, 2025 or the year ended December 31, 2024.

Table of  Contents
Note 5.	Allowance for Expected Credit Losses

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at September 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three month and nine month periods ended September 30, 2025 and 2024.

	At and for the three months ended September 30, 2025		At and for the nine months ended September 30, 2025
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$22,369	$43	$22,942	$51
Current period change for expected credit losses		—		(8)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$22,694	$43	$22,694	$43

	At and for the three months ended September 30, 2024		At and for the nine months ended September 30, 2024
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$22,496	$54	$21,103	$61
Current period change for expected credit losses		(1)		(8)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$21,600	$53	$21,600	$53

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at September 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three month and nine month periods ended September 30, 2025 and 2024.

	At and for the three months ended September 30, 2025		At and for the nine months ended September 30, 2025
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$50,242	$194	$27,458	$201
Current period change for expected credit losses		15		8
Write-offs of uncollectible insurance premiums and other receivables		—		—
Balance, end of period	$42,399	$209	$42,399	$209

Table of  Contents
	At and for the three months ended September 30, 2024		At and for the nine months ended September 30, 2024
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$34,220	$219	$23,690	$217
Current period change for expected credit losses		(4)		(2)
Write-offs of uncollectible insurance premiums and other receivables		—		—
Balance, end of period	$30,492	$215	$30,492	$215

Note 6.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred. Implementation expenses incurred related to third party professional and consulting services have been capitalized. The Company will begin amortizing, on a straight-line basis over the expected remaining term of the hosting arrangement, when the software is substantially ready for its intended use. The Company incurred and capitalized implementation costs of $318 and $78 during the nine months ended September 30, 2025 and 2024, respectively. As a result, the Company has capitalized $4,993 and $4,675 in implementation costs in other assets within its condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively. The Company expects the software will be substantially ready for its intended use in 2026. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the three months and nine months ended September 30, 2025 and 2024.

Note 7.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025		2024
Beginning insurance reserves for losses and claims, gross	$93,707		$87,478
Less: Reinsurance recoverable on unpaid losses	(17,390)		(14,678)
Beginning insurance reserves for losses and claims, net	76,317		72,800

Incurred related to:
Current accident year	94,705		85,132
Prior accident year development	(378)	(1)	3,404	(2)
Total incurred	94,327		88,536

Paid related to:
Current accident year	44,487		40,786
Prior accident years	35,604		45,465
Total paid	80,091		86,251
Ending insurance reserves for losses and claims, net	90,553		75,085
Plus: Reinsurance recoverable on unpaid losses	17,160		16,779
Ending insurance reserves for losses and claims, gross	$107,713		$91,864

(1)
Prior years’ development was primarily the result of favorable development in the Medicare supplement line of business in the life and health operations, partially offset by unfavorable development in the property and casualty operations predominately in the automobile liability line of business.

Table of  Contents
(2)
Prior years’ development was primarily the result of unfavorable development in the property and casualty operations predominately in the automobile liability line of business due to inflationary factors.

Following is a reconciliation of total losses incurred to total insurance benefits and losses incurred:

	Nine Months Ended September 30,
	2025	2024
Total losses incurred	$94,327	$88,536
Cash surrender value and matured endowments	1,640	898
Benefit reserve changes	5,064	5,058
Total insurance benefits and losses incurred	$101,031	$94,492

Note 8.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt-to-capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of September 30, 2025, and December 31, 2024, the Company had outstanding borrowings including accrued interest of $4,021 and $4,023, respectively, under the Credit Agreement.

For the three months ended September 30, 2025 and 2024, the Company incurred $66 and $76 in interest expense, respectively, on the revolving credit facility borrowing. For the nine months ended September 30, 2025 and 2024, the Company incurred $195 and $213, respectively, in interest expense. In each of the three months ended September 30, 2025 and 2024, the Company paid $3 in fees on the available unused amount (“unused commitment fees”) of the revolving credit facility of $6,000. During the nine months ended September 30, 2025 and 2024, the Company paid $9 and $6, respectively, in unused commitment fees. At September 30, 2025 and December 31, 2024, the effective interest rate was 6.42% and 6.67%, respectively.

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

The outstanding $18,042 and $15,696 of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company. Prior to July 1, 2023, the interest rate was based on 3-month LIBOR plus an applicable margin. Effective July 1, 2023, the interest rate is determined based on a reference rate of the 3-month SOFR plus applicable tenor spread of 0.26161% plus an applicable margin, ranging from 4.00% to 4.10%. At September 30, 2025 and December 31, 2024, the effective interest rate was 8.51% and 8.82%, respectively.

Table of  Contents
The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2025 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed September 30, 2025	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance September 30, 2025	$18,042	$15,696
Net balance December 31, 2024	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 9.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended September 30, 2025
	Earnings	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$577	20,397
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	$477	20,397	$0.02

	Three Months Ended September 30, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,998)	20,400
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(2,098)	20,400	$(0.10)

Table of  Contents
	Nine Months Ended September 30, 2025
	Earnings	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$4,695	20,398
Less preferred stock dividends	(299)	—
Net income applicable to common shareholders	$4,396	20,398	$0.22

	Nine Months Ended September 30, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(4,680)	20,401
Less preferred stock dividends	(299)	—
Net loss applicable to common shareholders	$(4,979)	20,401	$(0.24)

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation, since its impact would have been antidilutive.

Note 10.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Federal income tax provision at statutory rate of 21%	$160	$(515)	$1,263	$(1,220)
Dividends-received deduction	(6)	(10)	(18)	(22)
Meals and entertainment	27	18	56	53
Vested stock and club dues	—	—	2	1
Parking disallowance	8	7	19	15
Adjustment for prior years’ estimates to actual	3	44	3	44
Income tax expense (benefit)	$192	$(456)	$1,325	$(1,129)

The components of income tax expense (benefit) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current – Federal	$588	$296	$861	$296
Deferred – Federal	(396)	(752)	464	(1,425)
Total	$192	$(456)	$1,325	$(1,129)

Table of  Contents
Note 11.	Leases

The Company has three operating lease agreements, each for the use of office space in the ordinary course of business. The original term of the first lease was to automatically renew on an annual basis and was amended on December 26, 2024, when the Company and its subsidiary, Bankers Fidelity Life Insurance Company, entered into a Second Amendment to the Lease Agreement (the “Second Amendment”) with 4370 Peachtree LLC. The Second Amendment amends the Lease Agreement, dated November 1, 2007, by and among the same parties (as previously amended, the “Lease Agreement”), pursuant to which the Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia. Pursuant to the Second Amendment, the Lease Agreement was modified to increase the base rent payable by the Company, beginning January 1, 2025. The Second Amendment also provides for rent adjustment on January 1, 2027, January 1, 2030 and each five years thereafter.

The original term of the second lease was ten years and amended in January 2017 to provide for an additional seven years, with a termination date on September 30, 2026. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

The original term of the third lease was three years and renewed for an additional three years, effective August 1, 2025 with a termination date on July 31, 2028. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the nine months ended September 30, 2025 and September 30, 2024 was $890 and $761, respectively.

Additional information regarding the Company’s real estate operating leases is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$939	$797
Right-of-use assets included in other assets on the condensed consolidated balance sheet	4,823	1,981
Weighted average discount rate	7.9%	6.8%
Weighted average remaining lease term in years	7.0 years	2.1 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2025	$315
2026	1,113
2027	693
2028	673
2029	645
Thereafter	3,595
Total undiscounted lease payments	7,034
Less: present value adjustment	2,129
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$4,905

As of September 30, 2025, the Company has no operating leases that have not yet commenced.

Note 12.	Commitments and Contingencies

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

Table of  Contents
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

Assets	September 30, 2025	December 31, 2024
American Southern	$168,631	$147,214
Bankers Fidelity	229,859	210,819
Corporate, Other and Eliminations	32,365	35,395
Total assets	$430,855	$393,428

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2025	2024	2025	2024
American Southern	$23,671	$17,282	$65,324	$54,666
Bankers Fidelity	29,972	27,125	93,562	84,499
Corporate, Other and Eliminations	117	112	289	19
Total revenue	$53,760	$44,519	$159,175	$139,184

	Three Months Ended September 30,		Nine Months Ended September 30,
Insurance benefits and losses incurred	2025	2024	2025	2024
American Southern	$17,962	$13,984	$48,572	$41,025
Bankers Fidelity	17,509	16,776	52,459	53,467
Corporate, Other and Eliminations	-	-	-	-
Total insurance benefits and losses incurred	$35,471	$30,760	$101,031	$94,492

	Three Months Ended September 30,		Nine Months Ended September 30,
Commissions and underwriting	2025	2024	2025	2024
American Southern	$4,146	$3,790	$13,562	$11,808
Bankers Fidelity	10,828	9,980	31,161	30,756
Corporate, Other and Eliminations	(2,019)	(2,280)	(7,218)	(6,824)
Total commissions and underwriting	$12,955	$11,490	$37,505	$35,740

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (loss) before income taxes	2025	2024	2025	2024
American Southern	$1,630	$(528)	$3,190	$1,730
Bankers Fidelity	1,634	367	9,941	275
Corporate, Other and Eliminations	(2,495)	(2,293)	(7,111)	(7,814)
Income (loss) before income taxes	$769	$(2,454)	$6,020	$(5,809)

Table of  Contents
Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2025. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and nine month periods ended September 30, 2025 and the comparable periods in 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands)
Insurance premiums, net	$51,972	$43,782	$149,031	$133,327
Net investment income	2,633	2,477	7,591	7,449
Realized investment gains, net	2	4	18	17
Unrealized gains (losses) on equity securities, net	(848)	(1,746)	2,528	(1,617)
Other income	1	2	7	8
Total revenue	53,760	44,519	159,175	139,184
Insurance benefits and losses incurred	35,471	30,760	101,031	94,492
Commissions and underwriting expenses	12,955	11,490	37,505	35,740
Interest expense	779	869	2,326	2,591
Other expense	3,786	3,854	12,293	12,170
Total benefits and expenses	52,991	46,973	153,155	144,993
Income (loss) before income taxes	$769	$(2,454)	$6,020	$(5,809)
Net income (loss)	$577	$(1,998)	$4,695	$(4,680)

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

Table of  Contents
A reconciliation of net income (loss) to operating income (loss) for the three month and nine month periods ended September 30, 2025 and the comparable periods in 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Financial Measure	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$577	$(1,998)	$4,695	$(4,680)
Income tax expense (benefit)	192	(456)	1,325	(1,129)
Realized investment gains, net	(2)	(4)	(18)	(17)
Unrealized (gains) losses on equity securities, net	848	1,746	(2,528)	1,617
Non-GAAP operating income (loss)	$1,615	$(712)	$3,474	$(4,209)

On a consolidated basis, the Company had net income of $0.6 million, or $0.02 per diluted share, for the three month period ended September 30, 2025, compared to net loss of $2.0 million, or $(0.10) per diluted share, for the three month period ended September 30, 2024. The Company had net income of $4.7 million, or $0.22 per diluted share, for the nine month period ended September 30, 2025, compared to net loss of $4.7 million, or $(0.24) per diluted share, for the nine month period ended September 30, 2024. The increase in net income for the three month and nine month periods ended September 30, 2025 was primarily the result of increases in premium revenue within the automobile liability, inland marine and automobile physical damage lines of business in the property and casualty operations, as well as increases in the Medicare supplement and group accident and health lines of business within the life and health operations. Also contributing to the increase in net income was an increase in unrealized gains on equity securities during the three month and nine month periods ended September 30, 2025.

For the three month period ended September 30, 2025, premium revenue increased $8.2 million, or 18.7%, to $52.0 million from $43.8 million in the comparable period in 2024. For the nine month period ended September 30, 2025, premium revenue increased $15.7 million, or 11.8%, to $149.0 million from $133.3 million in the comparable period in 2024. The increase in premium revenue during the three month and nine month periods ended September 30, 2025 was primarily attributable to the increase in earned premiums within the automobile liability line of business, as well as increases in earned premiums in the inland marine and automobile physical damage lines of business, due to increases in premium writings in the property and casualty operations. Also contributing to the increase in premium revenue was increases in the Medicare supplement and group accident and health lines of business due to new sales within the life and health operations.

Operating income increased $2.3 million in the three month period ended September 30, 2025 from the three month period ended September 30, 2024. For the nine month period ended September 30, 2025, operating income increased $7.7 million from the comparable period in 2024. The increase in operating income for the three month and nine month periods ended September 30, 2025 was primarily the result of increases in premium revenue in the automobile liability, inland marine and automobile physical damage lines of business within the property and casualty operations, as well as increases in the Medicare supplement and group accident and health lines of business within the life and health operations, as previously mentioned.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2025 and the comparable periods in 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross written premiums	$10,185	$8,533	$71,806	$53,502
Ceded premiums	(1,419)	(1,435)	(4,496)	(4,393)
Net written premiums	$8,766	$7,098	$67,310	$49,109
Net earned premiums	$22,500	$16,214	$61,972	$51,636
Insurance benefits and losses incurred	17,962	13,984	48,572	41,025
Commissions and underwriting expenses	4,079	3,826	13,562	11,911
Underwriting income (loss)	$459	$(1,596)	$(162)	$(1,300)
Loss ratio	79.8%	86.2%	78.4%	79.5%
Expense ratio	18.1	23.6	21.9	23.1
Combined ratio	97.9%	109.8%	100.3%	102.6%

Table of  Contents
Gross written premiums at American Southern increased $1.7 million, or 19.4%, during the three month period ended September 30, 2025 and $18.3 million, or 34.2%, during the nine month period ended September 30, 2025, from the comparable periods in 2024. The increase in gross written premiums during the three month and nine month periods ended September 30, 2025 was primarily attributable to an increase in premiums written in the automobile liability line of business due to the renewal of a program, which included a rate increase. Also contributing to the increase in gross written premiums were increases in premiums written in the inland marine line of business due to a new program written by an existing agency, as well as an increase in premiums written in the automobile physical damage line of business resulting from an increase in writings from existing agents.

Ceded premiums remained constant during the three month period ended September 30, 2025 and increased $0.1 million, or 2.3%, during the nine month period ended September 30, 2025, from the comparable periods in 2024. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally fluctuate as earned premiums subject to reinsurance increase or decrease or retentions levels change.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2025 and the comparable periods in 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Automobile liability	$13,541	$9,659	$35,540	$31,311
Automobile physical damage	3,984	3,056	12,131	9,678
General liability	1,500	1,529	4,581	4,550
Surety	1,252	1,377	3,997	4,336
Inland Marine	2,223	593	5,723	1,761
Total	$22,500	$16,214	$61,972	$51,636

Net earned premiums increased $6.3 million, or 38.8%, during the three month period ended September 30, 2025, and $10.3 million, or 20.0%, during the nine month period ended September 30, 2025, over the comparable periods in 2024. The increase in net earned premiums during the three month and nine month periods ended September 30, 2025 was mainly due to a rate increase upon renewal of a program within the automobile liability line of business, as well as increases in earned premiums in the inland marine and automobile physical damage lines of business, due to increases in premium writings, as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $4.0 million, or 28.4%, during the three month period ended September 30, 2025, and $7.5 million, or 18.4%, during the nine month period ended September 30, 2025, over the comparable periods in 2024. As a percentage of earned premiums, insurance benefits and losses incurred were 79.8% in the three month period ended September 30, 2025, compared to 86.2% in the three month period ended September 30, 2024. For the nine month period ended September 30, 2025, this ratio decreased to 78.4% from 79.5% in the comparable period in 2024. The decrease in the loss ratios during the three month and nine month periods ended September 30, 2025 was due to an increase in premium growth exceeding the increase in insurance benefits and losses incurred.

Commissions and underwriting expenses increased $0.3 million, or 6.6%, during the three month period ended September 30, 2025, and $1.7 million, or 13.9% during the nine month period ended September 30, 2025, over the comparable periods in 2024. As a percentage of earned premiums, underwriting expenses were 18.1% in the three month period ended September 30, 2025, compared to 23.6% in the three month period ended September 30, 2024. For the nine month period ended September 30, 2025, this ratio decreased to 21.9% from 23.1% in the comparable period in 2024. American Southern uses a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. However, during the three month and nine month periods ended September 30, 2025, the expense ratio decreased primarily due to an increase in premiums on programs that do not participate in the variable commission structure.

Table of  Contents
Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2025 and the comparable periods in 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross earned premiums	$45,603	$40,872	$132,021	$121,229
Ceded premiums	(16,131)	(13,304)	(44,962)	(39,538)
Net earned premiums	29,472	27,568	87,059	81,691
Insurance benefits and losses incurred	17,509	16,776	52,459	53,467
Commissions and underwriting expenses	10,828	9,980	31,161	30,756
Total expenses	28,337	26,756	83,620	84,223
Underwriting income (loss)	$1,135	$812	$3,439	$(2,532)
Loss ratio	59.4%	60.9%	60.3%	65.5%
Expense ratio	36.7	36.2	35.8	37.6
Combined ratio	96.1%	97.1%	96.1%	103.1%

Gross earned premiums increased $4.7 million, or 11.6%, during the three month period ended September 30, 2025, and $10.8 million, or 8.9%, during the nine month period ended September 30, 2025, from the comparable periods in 2024. The increase in gross earned premiums was primarily attributable to the increase in gross earned premiums from the Medicare supplement line of business due primarily to the level of new business writings exceeding non-renewals, partially offset by lapses within the same line of business. Also contributing to the increase in gross earned premiums was an increase in gross earned premiums in the group accident and health line of business, resulting from new business sales.

Ceded premiums increased $2.8 million, or 21.2%, during the three month period ended September 30, 2025, and $5.4 million, or 13.7%, during the nine month period ended September 30, 2025, from the comparable periods in 2024. The increase in ceded premiums was due to an increase in Medicare supplement premiums subject to reinsurance.

The following table summarizes, for the periods indicated, Bankers Fidelity’s net earned premiums by line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Medicare supplement	$20,265	$17,947	$57,755	$53,914
Group life	3,314	3,999	10,881	11,831
Individual life	1,357	1,374	4,261	4,249
Group accident and health	2,270	2,327	7,578	6,212
Other individual accident and health	2,266	1,921	6,584	5,485
Total	$29,472	$27,568	$87,059	$81,691

Net earned premium increased $1.9 million, or 6.9%, during the three month period ended September 30, 2025, and $5.4 million, or 6.6%, during the nine month period ended September 30, 2025, over the comparable periods in 2024. The increase in net earned premiums was primarily attributable to increases in the Medicare supplement and group accident and health lines of business due to new sales as previously mentioned. Also contributing to the increase in net earned premiums was an increase in the other individual accident and health line of business due to new business growth.

Insurance benefits and losses incurred increased $0.7 million, or 4.4%, during the three month period ended September 30, 2025, and decreased $1.0 million, or 1.9%, during the nine month period ended September 30, 2025, from the comparable periods in 2024. As a percentage of earned premiums, benefits and losses were 59.4% in the three month period ended September 30, 2025, compared to 60.9% in the three month period ended September 30, 2024. For the nine month period ended September 30, 2025, this ratio decreased to 60.3% from 65.5% in the comparable period in 2024. The decrease in the loss ratio for the three month and nine month periods ended September 30, 2025 was primarily due to rate increases on renewals and lower utilization within the Medicare supplement line of business.

Commissions and underwriting expenses increased $0.8 million, or 8.5%, during the three month period ended September 30, 2025, and $0.4 million, or 1.3%, during the nine month period ended September 30, 2025, over the comparable periods in 2024. As a percentage of earned premiums, underwriting expenses were 36.7% in the three month period ended September 30, 2025, compared to 36.2% in the three month period ended September 30, 2024. For the nine month period ended September 30, 2025, this ratio decreased to 35.8% from 37.6% in the comparable period in 2024. The increase in the expense ratio for the three month period ended September 30, 2025 was primarily due to an increase in commissions and underwriting expenses due to premium growth. The decrease in the expense ratio for the nine month period ended September 30, 2025 was primarily due to growth in premiums coupled with a decline in underwriting expenses.

Table of  Contents
Net Investment Income and Realized Gains

Investment income increased $0.2 million, or 6.3%, during the three month period ended September 30, 2025, and remained constant during the nine month period ended September 30, 2025, over the comparable periods in 2024. The increase in investment income in the three month period ended September 30, 2025, from the comparable periods in 2024, was primarily attributable to an increase in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies.

The Company had net realized investment gains of less than $0.1 million during each of the three month and nine month periods ended September 30, 2025, compared to net realized investment gains of less than $0.1 million during each of the three month and nine month periods ended September 30, 2024. The net realized investment gains during the three month and nine month periods ended September 30, 2025 was due to the sale and redemption of several of the Company’s investments in fixed maturity securities. The net realized investment gains during the three month and nine month periods ended September 30, 2024 resulted primarily from the redemption of several of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for credit losses and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $0.8 million during the three month period ended September 30, 2025 and unrealized losses on equity securities of $1.7 million during the three month period ended September 30, 2024. The Company recognized net unrealized gains on equity securities of $2.5 million during the nine month period ended September 30, 2025 and unrealized losses on equity securities of $1.6 million during the nine month period ended September 30, 2024. Changes in unrealized gains (losses) on equity securities for the applicable periods are the result of fluctuations in the market value of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.1 million, or 10.4%, during the three month period ended September 30, 2025, and $0.3 million, or 10.2%, during the nine month period ended September 30, 2025, from the comparable periods in 2024. Changes in interest expense were primarily due to changes in the Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility utilize SOFR as the reference rate.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At September 30, 2025, the Parent had approximately $4.7 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $8.0 million for the nine month period ended September 30, 2025, compared to statutory net income of $2.0 million for the nine month period ended September 30, 2024. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2025, American Southern had $48.2 million of statutory capital and surplus and Bankers Fidelity had $34.6 million of statutory capital and surplus. In 2025, dividend payments by the Parent’s insurance subsidiaries in excess of $6.3 million would require prior approval. Through September 30, 2025, the Parent received dividends of $6.3 million from its subsidiaries.

Table of  Contents
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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161% plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2025, the effective interest rate was 8.51%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of September 30, 2025, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At September 30, 2025, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At September 30, 2025, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Bankers Fidelity Life Insurance Company (‘'BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $9.0 million, as of September 30, 2025. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB. As of September 30, 2025, BFLIC has pledged bonds having an amortized cost of $9.0 million to the FHLB. BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB. As of September 30, 2025, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of September 30, 2025 and December 31, 2024, the Company had outstanding borrowings, including accrued interest of $4.0 million in each of the respective periods, under the Credit Agreement.

Cash and cash equivalents decreased from $35.6 million at December 31, 2024 to $34.4 million at September 30, 2025. The decrease in cash and cash equivalents during the nine month period ended September 30, 2025 was primarily attributable to net cash used in investing activities of $15.9 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Partially offsetting the decrease in cash and cash equivalents was net cash provided by operating activities of $15.2 million.

Table of  Contents
The Company believes that existing cash balances as well as the dividends, fees, and tax-sharing payments it expects to receive from its subsidiaries and, if needed, borrowings under its credit facilities or additional borrowings from financial institutions will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Company’s remediation efforts of the previously identified material weakness, which began in the quarter ended March 31, 2024, were concluded during the quarter ended September 30, 2025. During the quarter ended September 30, 2025, management conducted a systematic review of the components of underwriting income for the Company’s Life and Medicare Supplement products. This review included independent calculations of actuarial values for these products using a comprehensive process that had been developed, tested, and implemented for each product over the period from October 1, 2024, through September 30, 2025. Based on this review, management did not identify any material misstatement in the Company’s financial statements.

In furtherance of the remediation efforts, the Company has completed the development of product-specific systems to perform calculations independently of the actuarial models. These systems serve to verify that the product parameters and actuarial assumptions are properly reflected in the reported values. With the successful deployment of each of these systems during the quarter ended September 30, 2025, management believes that there are no material weaknesses over financial reporting.

Table of  Contents
Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

No system of controls, no matter how well designed and implemented, can provide absolute assurance that the objectives of the system of controls are met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud within a company have been detected.

Table of  Contents
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

During the three month period ending September 30, 2025 no purchases of common stock of the Company were made by or on behalf of the Company pursuant to the Repurchase Plan. The maximum number of shares that may yet be purchased under the Repurchase Plan was 325,129 as of September 30, 2025.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ending September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2025	—	$—	—	325,129
August 1 – August 31, 2025	—	—	—	325,129
September 1 – September 30, 2025	—	—	—	325,129
Total	—	$—	—

Item 5. Other Information

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Table of  Contents
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 14, 2025	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)