Form 10-K
period 2025-12-31
ATLANTIC AMERICAN CORP
filed 2026-10-16
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 was $8,591,319. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On October 1, 2026, there were 20,397,228 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Adoption of LDTI

As disclosed in Atlantic American Corporation’s (the “Company”) Form 12b-25 filed on April 1, 2026, Form 12b-25 filed with the Securities and Exchange Commission (“SEC”) on May 18, 2026 and Form 12b-25 filed on August 17, 2026, the Company was unable to file this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Form 10-K”), its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, and its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (collectively, the “Delinquent Reports”), respectively, within the prescribed time periods because the Company required additional time to compile and analyze all requisite financial information, and the supporting documentation required by the recently adopted Accounting Standards Update (“ASU”) No. 2018‑12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as subsequently amended by ASU Nos. 2019-09, 2020-11 and 2022-05 (“LDTI”), in order to complete the Delinquent Reports and to permit the Company’s independent registered public accounting firm to complete its audit procedures.

As described elsewhere in this Form 10-K, the Company applied LDTI using the modified retrospective transition method as of January 1, 2024 (the “Transition Date”) to its whole life, Medicare Supplement and certain guaranteed-renewable accident and health insurance products. Accordingly, certain amounts previously reported as of and for the year ended December 31, 2024 have been restated within this Form 10-K to conform with the current year accounting and presentation as a result of the Company’s required adoption of LDTI. Refer to Note 1 of Notes to Consolidated Financial Statements for more information regarding the Company’s adoption of LDTI and the related impact to the consolidated financial statements.

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified errors relating to the recognition of due-premium receivables and related premium revenue within the Company’s group whole life and group accident and health business. Management concluded that the errors were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2024. Management further concluded that correcting the cumulative errors entirely in the consolidated statement of operations for the year ended December 31, 2025 would result in a material misstatement of the Company’s 2025 results of operations. Accordingly, the Company has revised the 2024 financial information presented in this Form 10-K to reflect the correction of the errors in the appropriate prior periods.

The revisions did not change management’s conclusion that the Company’s previously issued annual or interim financial statements were fairly presented, in all material respects, in accordance with accounting principles generally accepted in the United States. As a result, the Company has not filed, and does not intend to file, any amendment to its previously filed Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Note 1 of Notes to Consolidated Financial Statements for more information and for a reconciliation of the amounts previously reported to the amounts as revised. For more information regarding the impact on our financial results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Material Weaknesses in Internal Control over Financial Reporting

In connection with the foregoing and the related evaluations of the Company’s internal control over financial reporting, the Company’s management identified certain deficiencies in internal control over financial reporting that management has determined rise to the level of material weaknesses, and management has initiated changes designed to remediate those material weaknesses during the periods covered by the Delinquent Reports. For more information, see Part II, Item 9A. “Controls and Procedures” in this Form 10-K.

Nasdaq Noncompliance

As previously disclosed, the Company has received notices from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company had not yet filed the Delinquent Reports, the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”). The Rule requires listed companies to timely file all required periodic financial reports with the SEC. Following the Company’s timely submission of a compliance plan, Nasdaq informed the Company that it was granted an extension until October 12, 2026 to regain compliance with the Rule. The Company expects that it will receive a staff delisting determination from Nasdaq due to its inability to file each of the Delinquent Reports by such date. While the Company intends to appeal such determination to a Nasdaq Hearings Panel, an appeal may not be successful in preventing the suspension of trading, or delisting of, the Company’s common stock from Nasdaq. The Company continues to work diligently toward filing the remaining Delinquent Reports and regaining compliance with the Rule as promptly as practicable.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact, and can generally be identified by the use of forward-looking terminology, including the words “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “predicts,” “potential,” or “continue,” or the negative of these words or comparable terminology.   These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments, expectations and trends. Forward-looking statements are inherently subject to risks and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expressed by forward-looking statements, depending on the occurrence or outcome of various factors. These factors include, among others: our ability to regain compliance with Nasdaq listing standards and maintain the listing of our common stock; the effects of macroeconomic conditions and general economic uncertainty; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; our ability to remediate the identified material weaknesses in our internal control over financial reporting, and the risk that additional material weaknesses or significant deficiencies may be identified in the future; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; the ability of the Company’s insurance subsidiaries to comply with applicable regulatory requirements in the jurisdictions in which they do business; the inherent uncertainty associated with actuarial methodologies, assumptions and estimates used in connection with our business; our ability to satisfy and maintain compliance with the financial covenants under our credit facility; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the potential impact of public health emergencies; the incidence and severity of catastrophes, both natural and man-made; the possible occurrence of terrorist attacks; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; information technology system failures or network disruptions; and risks related to cybersecurity matters, such as breaches of our computer network or those of other parties or the loss of or unauthorized access to the data we maintain. As a result, undue reliance should not be placed upon forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update any forward-looking statements as a result of subsequent developments, changes in underlying assumptions or facts or otherwise, except as may be required by law.

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

 Inland Marine policies provide motor truck cargo coverage for commercial accounts.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2025	2024
	(In thousands)
Automobile liability	$49,640	$39,788
Automobile physical damage	16,515	13,464
General liability	6,121	5,990
Surety	5,178	5,809
Inland marine	7,050	2,638
Total	$84,504	$67,689

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products. Products offered by Bankers Fidelity include ordinary life insurance, Medicare Supplement and other accident and health insurance products.

Life Insurance products include non-participating, individual and group whole life insurance policies with a variety of riders and options. Policy premiums depend on several factors, including but not limited to issue age, level of coverage and any selected riders or options.

Medicare Supplement Insurance includes 8 of the 10 standardized Medicare Supplement plans that were developed in response to the requirements of the Omnibus Budget Reconciliation Act of 1990. These policies provide insurance coverage for certain expenses not covered by the Medicare program, including but not limited to, copayments and deductibles.

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

Health insurance products, primarily Medicare Supplement insurance, accounted for 84% of Bankers Fidelity’s net earned premiums in 2025 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2025, 83% were health insurance policies and 17% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Group life	$12,559	$14,270
Individual life	5,600	5,922
Total life	18,159	20,192
Medicare Supplement	75,360	71,766
Group accident and health	9,178	11,469
Other individual health	8,941	7,472
Total health	93,479	90,707
Total	$111,638	$110,899

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

Life and Health Operations

Bankers Fidelity acquires its clientele through three distribution channels spread across 46 different states and two business divisions, all of which utilize commissioned, independent agents. The three distribution channels include traditional independent agents, brokers who are typically interested in a specific product of Bankers Fidelity and brokers who focus on sales within the group/employer benefits division, Atlantic American Employee Benefits, all of which are responsible for their own marketing and sales activities. Contracting as independent agents enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

Bankers Fidelity had approximately 6,565 licensed agents contracted in both the individual and group divisions as of December 31, 2025. During 2025, approximately 3,094 of these licensed agents wrote policies on behalf of Bankers Fidelity.

Bankers Fidelity’s marketing and distribution strategy revolves around five pillars: Diversification, Differentiation, Quality, Retention and Profitability.

Diversification. Through unique product offerings such as the Vantage Flex Plus®, a hospital indemnity plan, and Vantage Recovery®, a short-term care product and a group whole life product featuring a chronic illness rider, the Company is able to offer its distributors an array of products to sell that stand out from the competition. As the Company continues to expand its geographical footprint with agents and products, one of its main objectives is to have a healthy mix of all of its product lines nationwide.

Differentiation. Bankers Fidelity prides itself on the quality of customer service it offers to policyholders and agents. A dedicated agent support team is available to the field to support them in administration, underwriting, sales training, product questions and a plethora of other services which differentiates the Company from other carriers. Additionally, a customer loyalty team is available solely to serve insureds for any of their insurance needs. Bankers Fidelity prides itself on being agile, which we believe differentiates us from larger carriers and helps the Company to quickly execute senior management’s initiatives.

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

Reserves

Overview - The Company establishes insurance reserves by line of business within each insurance subsidiary based on the classification of the underlying products as either short-duration or long-duration in accordance with applicable accounting guidance. The determination of insurance reserves, particularly liabilities for future policy benefits, and the liability for losses and claims, involves significant judgment and estimation uncertainty and are considered critical accounting estimates.

Short Duration Contracts

American Southern records short-duration property and casualty loss and loss adjustment expense (“LAE”) reserves. Bankers Fidelity records group accident and health policies as short duration.

Long Duration Contracts

Bankers Fidelity primarily records reserves for life and health insurance contracts, including liabilities for future policy benefits (“LFPB”) for long-duration contracts. Reserves are determined using actuarial methodologies and assumptions that reflect management’s current best estimate of future experience, without provision for adverse deviation. Key assumptions include mortality, voluntary policyholder terminations and claim costs for accident and health policies and the discount rate. These assumptions are based on Company-specific experience, industry data, and anticipated trends and are reviewed at least annually and updated when they no longer represent management’s best estimates. Actual experience is incorporated into the measurement of reserves each reporting period. Differences between actual and expected experience, as well as impacts related to changes in assumptions, are recognized in earnings. Changes in discount rates for long-duration contracts are recognized in other comprehensive income (“OCI”). Under LDTI, the Company remeasures the LFPB each reporting period to reflect actual experience and current discount rates and updates its cash flow assumptions when its periodic reviews indicate that those assumptions no longer represent management’s best estimates. Due to the inherent uncertainty in estimating insurance liabilities, particularly for long-duration obligations, actual results may differ materially from recorded estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for additional discussion.

Property and Casualty Operations

 Short-duration contracts. American Southern maintains short-duration property and casualty loss and claim reserves for unpaid losses and LAE. These reserves include (i) case reserves established through claim-by-claim evaluations for known, reported claims and (ii) incurred but not reported (“IBNR”) reserves, which include estimates for claims not yet reported as well as future development on reported claims. Such reserves are not discounted and represent management’s estimate, based on known facts and circumstances as of the reporting date, of amounts expected to be paid on incurred claims. Reserve estimates are influenced by, among other factors, reported claim counts and severities, paid loss emergence, case reserve adequacy, claim development patterns, expense patterns, and changes in claim settlement practices.

 Longer tail exposures. Certain coverages (e.g., general liability) are subject to extended reporting and settlement patterns, which may increase estimation uncertainty due to longer development periods and variability in claim outcomes. Management considers these factors in evaluating reserve adequacy.

Life and Health Operations

 Short-duration contracts. Bankers Fidelity classifies its group accident and health policies (group critical illness, group disability income, group hospital indemnity, and group accident and medical expense) as short duration because Bankers Fidelity may unilaterally terminate coverage at each policy anniversary (and may terminate certain groups of ported certificates subject to statutory notice), such that coverage can be terminated within one year. Liabilities associated with these contracts are recorded as short-duration insurance reserves, including claim liabilities, rather than as long-duration liabilities for future policy benefits.

Long-duration contracts. Bankers Fidelity classifies individual and group life policies, Medicare Supplement policies, and other individual accident and health policies as long-duration and records a LFPB. The LFPB is calculated as the present value of expected future benefits and claim-related expenses, less the present value of expected future net premiums, using cohorts that do not span more than one issue year. The locked-in discount rate is the rate established for each cohort and used to calculate interest accretion and measure changes in cash flow assumptions recognized in earnings. For policies issued after January 1, 2024 (“the Transition Date”), the locked- in discount rate is based on the current discount rate in effect during the quarter of issuance, while for policies issued prior to the Transition Date, it reflects the historical expected investment yield at policy issuance. The current discount rate is updated quarterly, with changes from the locked-in discount rate recognized in OCI. Assumptions other than the discount rate reflect management’s current best estimate of future experience and are reviewed at least annually and updated when they no longer represent best estimates. Actual experience replaces projected experience each reporting period (referred to as “retrospective unlocking”) as part of the determination of the LFPB.

 Assumptions. The Net Premium Ratio (“NPR”) is updated each reporting period and capped at 100%, with any excess recognized in earnings as an increase in the LFPB. The LFPB is floored at zero for cohorts where the present value of expected future premiums exceeds expected future benefits. Changes in the LFPB resulting from updates to the current discount rate are recorded in OCI, while the liability presented on the balance sheet reflects the current discount rate. The development of long-duration reserves involves significant judgment due to the long-term nature of the underlying obligations and the sensitivity of the LFPB to changes in assumptions.

See Notes 7 and 8 of Notes to Consolidated Financial Statements for more information on future policy benefits and other insurance reserves and policyholder funds.

Reinsurance

The Company’s insurance subsidiaries from time-to-time purchase reinsurance from unaffiliated insurers and reinsurers to reduce their potential liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” at least a portion of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums collected from policyholders. Reinsurance arrangements do not legally discharge the insurer from primary liability for the full amount of the policies written by it, and the ceding company will incur a loss if the reinsurer fails to meet its obligations under the reinsurance agreement. In order to qualify for reinsurance accounting treatment, there must be risk transfer.

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: inland marine and automobile physical damage - $225,000 excess of $125,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $700,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.5 million limit excess of $500,000 retention.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. The maximum retention by Bankers Fidelity on any one individual life insurance policyholder is $200,000. As of December 31, 2025, $5.7 million of the $1,040.3 million of life insurance in force at Bankers Fidelity was reinsured under a combination of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare Supplement business to General Re Life Corporation. Ceding thresholds are set for all policies issued in a given calendar year. During 2025, the liability of the reinsurer was 71% of all Medicare Supplement business issued by the Company that year. This percentage is calculated based on a cession percentage of 50% on amounts of new business of up to $30 million of annualized premium, and 100% of all new Medicare Supplement business in excess of $30.0 million of annualized premiums. Accordingly, $36.9 million of the Company’s $51.9 million of new annualized Medicare Supplement premium was ceded.

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

American Southern. American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company, are each, as of the date of this report, rated “A-” (Excellent) by A.M. Best.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2025, the Company was in compliance with all such requirements, and securities with an amortized cost of $15.4 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

As of the date of this Form 10-K, Bankers Fidelity has not yet filed its annual audited statutory financial statements for the fiscal year ended December 31, 2025 or quarterly statutory financial statements for the quarter ended June 30, 2026 with the applicable state insurance regulatory authorities. Bankers Fidelity is working with its independent auditors and the state regulators to complete and file the required financial statements and intends to seek an extension if appropriate. If Bankers Fidelity is unable to file the required financial statements by the applicable deadlines (including as the same may be extended), the Company is unable to predict with any certainty what measures may be imposed by the applicable regulatory authorities.

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

For the year ended December 31, 2025, American Southern Insurance Company had two ratios that were outside the usual range, the change in net premiums written and the two-year reserve development to policyholders’ surplus. The change in net premiums written ratio was primarily attributable to a significant rate increase in a governmental program. The two-year reserve development to policyholders’ surplus ratio was due primarily to continued reserve strengthening in the commercial automobile liability line of business.

American Safety Insurance Company had no IRIS ratios outside the usual ranges.

Bankers Fidelity Assurance Company (“BFAC”) had four ratios outside the normal range, mainly due to a net loss driven by federal income taxes, despite operating income. This led to a lower surplus and a deferred tax asset, with a portion non-admitted. The surplus relief ratio for BFAC triggered because the ratio of commission and expense allowances to capital exceeds 100%. BFAC writes only Medicare Supplement insurance and cedes 100% of its written business to its parent, therefore the adequacy of investment income and change in product mix ratios will always produce no result.

Bankers Fidelity Life Insurance Company had no IRIS ratios outside the usual ranges.

Atlantic Capital Life Assurance Company (“ACLAC”) had six ratios outside the normal range, which are as follows:

1.
Capital and surplus fell from the beginning to the end of 2025, mainly due to non-admitted agent balance advances. ACLAC’s increased advances to agents reflect industry practices as it grows new business.

2.	Gross change in capital and surplus: see above explanation.
3.	Net income for 2025 was negative, driven by federal taxes. Operational gains were offset by these taxes, resulting in a net loss.
4.	ACLAC writes and cedes only Medicare Supplement insurance, so investment income adequacy always yields no result.
5.	Non-admitted assets spiked in 2025 due to agent balances; see item 1 for details.
6.
Surplus Relief ratio triggered because the ratio of commission and expense allowances to capital exceeds 100%. ACLAC writes only Medicare Supplement insurance and cedes 100% of its written business to its parent, therefore the change in product mix ratio will always produce no result.

Management does not anticipate regulatory action as a result of the 2025 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACLRBC”) is calculated, and if a company’s adjusted capital is 200% or lower than ACLRBC, it is subject to regulatory action. At December 31, 2025, the Company’s insurance subsidiaries’ RBC levels exceeded the required regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(In thousands)
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$24,067	9.1%	$22,251	9.7%
Loan backed and structured securities	29,033	10.9	22,290	9.7
States, municipalities and political subdivisions	7,335	2.8	7,623	3.3
All other corporate bonds	183,472	69.1	160,261	69.6
Redeemable preferred stock	204	0.1	187	0.1
Total fixed maturity securities(1)	244,111	92.0	212,612	92.4
Equity securities(2)	12,395	4.7	7,900	3.4
Other invested assets(3)	6,037	2.2	6,616	3.0
Policy loans(4)	1,683	0.6	1,722	0.7
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$265,502	100.0%	$230,126	100.0%

(1)
Fixed maturity securities are carried on the balance sheet at estimated fair value. Certain fixed maturity securities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total amortized cost of fixed maturity securities was $260.2 million as of December 31, 2025 and $236.3 million as of December 31, 2024.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $4.9 million as of December 31, 2025 and 2024.
(3)	Other invested assets are accounted for using the equity method. Total cost of other invested assets was $7.9 million as of December 31, 2025 and 2024.
(4)	Policy loans are valued at unpaid principal balances.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Average investments(1)	$297,722	$280,420
Net investment income	10,266	9,791
Average yield on investments	3.5%	3.5%
Realized investment gains (losses), net	(471)	1,210

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

The Company engages a global investment management firm serving the insurance industry to manage the Company’s investment portfolios. Management’s recent investment strategy has been a continued focus on quality and diversification, while improving the overall risk versus return profile of the portfolio.

Human Capital

The Company and its subsidiaries employed 166 people at December 31, 2025. Of the 166 people, 163 were full-time. We believe that our ability to attract and retain highly motivated and skilled employees with diverse backgrounds and experiences is critical to our continued success. We also believe the structure of our compensation program is aligned with the interests of our shareholders and serves to reward the performance of our employees. We monitor and evaluate the effectiveness of our human capital management efforts by seeking formal and informal feedback from our employees, including periodic surveys to obtain opinions on key topics.

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

Financial Information by Industry Segment

The Parent’s primary insurance subsidiaries operate with relative autonomy with the oversight of the Chief Operating Decision Maker (“CODM”) and each company is evaluated based on its individual performance. Our CODM is the Company’s Chairman of the Board, President and Chief Executive Officer. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. For more information on segments, see Note 18 of Notes to Consolidated Financial Statements.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at www.atlam.com. Neither the Company’s website, nor the information appearing on the website, is included, incorporated into, or a part of, this report.

Executive Officers of the Registrant

The table and information below set forth, for each current executive officer of the Company, their name, age (as of October 1, 2026), positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	64	Chairman of the Board, President, CEO	1992

Officers are elected annually and serve at the discretion of the board of directors.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and, effective February 24, 2009, began serving as Chairman of the board of directors. He is also Executive Chairman and Chief Executive Officer of Gray Media, Inc.

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

Risk Management and Strategy

The Company’s operations rely on the secure processing, storage, and transmission of confidential and personal identifiable information within various technology platforms. Cybersecurity is a high priority and the Company has made significant investments in its processes and programs designed to prevent, detect, and respond to and recover from cybersecurity threats. We also have processes in place to help ensure compliance with our information security program with respect to our use of third-party service providers, including review of vendor certifications, execution of appropriate data protection agreements, and contractual security requirements. The Company is actively maturing its third-party risk management program to establish risk-based vendor tiering, due diligence standards, and ongoing monitoring controls for vendors. The Company’s cybersecurity program is structured around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), which guides our approach to identifying, protecting, detecting, responding to, and recovering from cybersecurity risks. The Company maintains an active cybersecurity roadmap aligned to NIST CSF to continuously mature its security posture and address identified risks. Such processes and programs are a part of the Company’s overall risk management and compliance programs. The Company continues to enhance its intrusion protection and detection technology, infrastructure and application firewalls, and network monitoring. The Company has also installed advanced endpoint threat protection technology and implemented a mandatory security awareness training program for all employees. The Company enforces multi-factor authentication and least-privilege access principles across critical systems. The Company has identified its current network architecture as an area of elevated risk and is actively executing a cybersecurity roadmap, aligned to the NIST CSF, to transition to a segmented, enterprise-grade network infrastructure. This initiative includes the replacement of end-of-life network equipment and the implementation of network segmentation controls to reduce lateral movement risk. This training is reinforced through periodic simulated phishing tests to assess our employees’ responses to suspicious emails.

The Company maintains backup and recovery capabilities designed to help enable us to resume business in the event of a disaster or cybersecurity incident. The Company has identified resilience and recovery as a key area of focus within its cybersecurity roadmap and is actively working toward implementing cloud-enabled Business Continuity and Disaster Recovery (“BCDR”) with validated, tested recovery objectives designed to meet applicable BCDR compliance requirements. Through recurring internal audits, controls are regularly reviewed, tested, and enhanced to promote best practices. The Company recognizes ransomware and software supply chain compromises as significant threat vectors and is implementing controls including vendor integrity validation, and rapid isolation protocols as part of its evolving incident response capabilities. The Company has augmented our information security program through a partnership with a leading global cybersecurity service provider to review and implement additional services such as Security Event Monitoring, Advanced Endpoint Threat Detection, Incident Management Retainer Services, and Strategic Advisory Services focused on Chief Information Officer (“CIO”) duties such as counter-threat intelligence.

Our information security program also includes a cybersecurity Incident Response Plan (“IRP”) that is designed to help protect the integrity, availability and confidentiality of information, prevent loss of service, and comply with legal requirements. The IRP specifies the process for identifying and reporting an incident, initial investigation, risk classification, documentation and communication of incidents, responder procedures, incident reporting, and ongoing training. The IRP also includes processes for determining the materiality of the incident, including the assessment of relevant qualitative and quantitative factors. Upon identifying a potential cybersecurity incident, the Company follows a structured assessment process to determine materiality and, where applicable, fulfill its obligation to disclose such incident in accordance with SEC rules. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our board of directors, third-party advisors and other stakeholders.

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

While no cybersecurity incidents have materially affected or are reasonably likely to materially affect our operations to date, there can be no assurance that future incidents will not have a material impact on the Company’s business, financial condition, or results of operations.

Governance

Our board of directors recognizes the important role of information security and mitigating cybersecurity and other data security threats. Although our full board of directors maintains ultimate responsibility with respect to risk management oversight, our board of directors has delegated oversight of the Company’s information security program and matters of cybersecurity to the Audit Committee of the board of directors. The Audit Committee receives regular briefings from the CIO on the state of the cybersecurity program, emerging threats, and the Company’s risk mitigation progress against its cybersecurity roadmap. The Company’s senior officers, including its CIO, are responsible for the operation of the information security program and regularly communicate with the Audit Committee on the state of the program, risks faced by the Company and the Company’s risk mitigation efforts related thereto. The Company’s CIO, supported by a dedicated information security team, is responsible for the day-to-day management of the information security program and regularly briefs the Audit Committee on cybersecurity risks, program status, and risk mitigation efforts.

In addition, the Company’s information technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Our data security employees have backgrounds in cybersecurity and data protection, including prior relevant experience in the industry and industry standard certifications.

Item 2.	Properties

Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date (as amended, the “Lease Agreement”). The lease, which commenced on November 1, 2007, provides for rent adjustments on every fifth anniversary of the commencement date. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. The owner of the building, 4370 Peachtree LLC, is controlled by an affiliate of the Company.

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

American Southern leases space for its office in a building located in Atlanta, Georgia. The lease term expired September 30, 2026. The lease was amended on April 2, 2026 to extend the lease, commencing on October 1, 2026 and expiring on July 31, 2037. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

 American Southern has a second lease for additional office space in Columbia, South Carolina. The original term was three years and renewed for an additional three years, effective August 1, 2025 with a termination date on July 31, 2028. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease. The leased space is approximately 2,720 square feet.

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

The Company’s common stock is listed on the Nasdaq Global Market (Symbol: AAME). As of September 1, 2026, there were 1,156 shareholders of record.
The declaration and payment of dividends is at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as any restrictions contained in any agreements by which the Company is bound and other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2025, the Parent held unrestricted cash and investment balances of approximately $4.1 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations, including prior notice to, or approval by, the state insurance commissioners if such dividends are in excess of specified amounts. In 2026, dividend payments to the Parent by the insurance subsidiaries in excess of $8.1 million would require prior approval.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2025	-	$-	-	325,129
November 1 – November 30, 2025	-	-	-	325,129
December 1 – December 31, 2025	-	-	-	325,129
Total	-	$-	-

Stock Performance Graph

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Operating results achieved in any historical period are not necessarily indicative of results to be expected in any future period.

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

 Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified errors relating to the recognition of due-premium receivables and related premium revenue within the Company’s group whole life and group accident and health business.

Management evaluated the errors in accordance with ASC Topic 250, Accounting Changes and Error Corrections, and SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Management considered the errors under both the rollover and iron-curtain methods and evaluated relevant quantitative and qualitative factors, both individually and in the aggregate with other identified misstatements.

Based on this evaluation, management concluded that the errors were not material, individually or in the aggregate, to any of the Company’s previously issued annual or interim financial statements.

Management further concluded that correcting the cumulative errors entirely in the consolidated statement of operations for the year ended December 31, 2025 would materially misstate the Company’s 2025 results of operations. Accordingly, the Company has revised the 2024 financial information presented in this Annual Report on Form 10-K to reflect the correction of the errors in the appropriate prior periods.

The revisions did not change management’s conclusion that the Company’s previously issued annual or interim financial statements were fairly presented, in all material respects, in accordance with accounting principles generally accepted in the United States. The Company has not amended its previously filed Annual Report on Form 10-K for the year ended December 31, 2024. All 2024 amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the revised amounts unless otherwise indicated.

Nature of the Errors

Management identified deficiencies in the design and operating effectiveness of controls over the recording and reconciliation of premium receivables and the application of premium payments held in suspense within the Company’s group whole life and group accident and health business.

The Company did not design and maintain effective controls to timely and accurately reconcile enrollment, billing and cash receipt information at the individual policyholder level and to resolve differences among third-party enrollment data, the policy administration system and the general ledger.

As a result, the Company did not maintain controls operating at a sufficient level of precision to determine whether recorded premium receivables were valid, whether amounts held in suspense should be applied to individual policyholders or otherwise recognized, and whether the related amounts were recorded in the appropriate period and were appropriately classified in the consolidated financial statements. As a result, the Company has revised its previously reported 2024 financial information to remove the affected receivables and premium revenue.

Effect of the Corrections

The revisions to the Company’s consolidated financial statements as of and for the year ended December 31, 2024 principally resulted in:

● a $5.580 million reduction in insurance premiums and other receivables;
● a $1.172 million increase in deferred income taxes, net;
● a $2.923 million reduction in accounts payable and accrued expenses;
● a $1.485 million reduction in retained earnings;
● a $0.351 million reduction in 2024 insurance premiums, net and income (loss) before income taxes; and
● a $0.277 million increase in 2024 net loss

The revisions did not affect the Company’s cash and cash equivalents or total net cash provided by operating activities for the year ended December 31, 2024. The revisions affected certain components of the reconciliation of net income to net cash provided by operating activities but did not affect total net cash provided by operating activities.

The foregoing summary is not intended to present all effects of the revisions. See Note 1, Revision of Previously Issued Financial Statements, to the consolidated financial statements for a reconciliation of the amounts previously reported to the amounts as revised.

Adoption of LDTI

Certain amounts as of and for the year ended December 31, 2024 within this Form 10-K have been restated to conform with the current year accounting and presentation as a result of the Company’s required adoption of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944)—Targeted Improvements to the Accounting for Long Duration Contracts. Refer to Note 1 of Notes to Consolidated Financial Statements for more information regarding the Company’s adoption of LDTI and the related impact to the consolidated financial statements.

Critical Accounting Estimates

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

Investments comprised 62% of the Company’s total assets at December 31, 2025. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to market fluctuations, which could be significant. The Company carries all fixed maturity securities, which includes bonds and redeemable preferred stocks, as available for sale, and equity securities, which includes common and non-redeemable preferred stocks, at their estimated fair values.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturity securities and equity securities are largely determined by nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 3 of Notes to Consolidated Financial Statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

For fixed maturity available-for-sale securities in an unrealized loss position, a credit loss is recognized in earnings within realized investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a credit loss by establishing an Allowance for Credit Losses (“ACL”) with a corresponding charge to earnings in realized investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.

Future policy benefits represented approximately 27% of total liabilities at December 31, 2025, compared to 28% at December 31, 2024. The LFPB is established under ASC Topic 944 Financial Services-Insurance for products classified as Long-Duration. The Company’s products that are so classified include Individual and group life insurance policies, Medicare Supplement policies, and other guaranteed renewable accident and health policies.

Effective January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as subsequently amended by ASU Nos. 2019-09, 2020-11 and 2022-05. The Company applied LDTI using the modified retrospective transition method as of January 1, 2024 (the “Transition Date”) to its whole life, Medicare Supplement and certain guaranteed-renewable accident and health insurance products.

Under LDTI, the LFPB reflects the present value of estimated future policyholder benefits and claim settlement expenses less the present value of estimated net policyholder premiums. These estimates are based on actuarial assumptions for mortality, voluntary policyholder terminations, and claims under accident and health policies. These assumptions are developed based on an evaluation of recent experience and the then-current legal, economic, and operating environment that is conducted at least annually. Changes in the LFPB that are attributable to changes in these assumptions are recognized in earnings. Historical experience is updated each quarter through retrospective unlocking to reflect actual cash flows, and changes in the LFPB that are caused by differences between actual and expected experience are also recognized in earnings.

Under LDTI, the discount rate assumption consists of a locked in rate and a current rate. The current rate is derived from a yield curve of upper medium grade fixed income securities obtained from Bloomberg, reflecting yields across maturities ranging from one month to fifty years and based on single A rated corporate securities. For policies issued after January 1, 2024 (“the Transition Date”), the locked in rate equals the current rate in effect during the quarter of issuance, while for policies issued prior to the Transition Date, the locked in rate represents the historical expected investment yield at policy issuance. The current discount rate is updated quarterly, with changes recognized in OCI.

In addition to the normal policy activity, the year-over-year change in the liability and related AOCI balances is driven by updates to actuarial assumptions, differences between actual and expected experience, and changes in discount rates, and remains sensitive to changes in these assumptions.

For the purposes of calculating the NPR and the LFPB, insurance contracts are grouped into cohorts that do not span more than one issue year. Medicare Supplement cohorts are determined by legal entity and issue year, life insurance cohorts are established separately for individual and group policies (with further distinction for limited‑pay versus other individual life products), and other accident and health products are grouped by issue year.

The NPR is the ratio of the present value of expected future benefits and related claim expenses to the present value of expected future gross premiums. The NPR used to accrue the LFPB in each period is determined by using the historical and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical and present value of expected future gross premiums for the cohort. For contracts in force at the Transition Date, the NPR reflects the applicable carrying amount under the Company’s modified retrospective transition method. For contracts issued after the Transition Date, the NPR is established based on expected benefits, related expenses and gross premiums as of the applicable contract issue date.

At each reporting date, actual experience is incorporated into the calculation, and the NPR is recalculated using actual experience and current assumptions about future cash flows. The NPR is capped at 100%. If the calculated NPR for a cohort exceeds 100%, the Company increases the LFPB by the amount necessary to reduce the NPR to 100% and recognizes the resulting loss immediately in earnings. The LFPB for an individual cohort may not be less than zero. Changes in discount rates do not affect the NPR and are recognized separately in OCI.

The liability for unpaid claims and claim adjustment expenses was $113.8 million at December 31, 2025, or approximately 36% of the Company’s total liabilities. The related reinsurance recoverable was $19.3 million, resulting in a net liability of $94.5 million. The liability is a critical accounting estimate because the ultimate amount and timing of claim payments cannot be known with certainty until claims are resolved. Relatively small changes in estimates of ultimate losses may materially affect the recorded liability and the benefits and losses recognized in the period of revision.

The Company accrues liabilities for unpaid claims and claim adjustment expenses when insured events occur. The balance includes obligations under short-duration contracts, principally property and casualty insurance products and group accident and health products, and claims that have been incurred under long-duration products, principally individual life, group whole life, Medicare Supplement and certain guaranteed-renewable individual accident and health products. For long-duration contracts, expected future benefit payments are incorporated into the liability for future policy benefits before the related insured event occurs; amounts payable for insured events that have occurred are accrued as unpaid claims. The Company separately presents the liability for unpaid claims and the liability for future policy benefits in the Consolidated Balance Sheets. Insurance liabilities are recorded gross of reinsurance, and related reinsurance recoverables are reported separately. The use of reinsurance does not relieve the Company of its obligations to policyholders.

The liability includes (i) case reserves for claims that have been reported but not fully paid, (ii) expected development on reported claims, (iii) incurred-but-not-reported claims, and (iv) allocated and unallocated claim adjustment expenses. Case reserves are established using claim adjusters’ evaluations and information available about individual claims. Estimates for future claim development, incurred-but-not-reported claims and claim adjustment expenses are developed using actuarial analyses of the Company’s historical experience and other relevant information.

The Company’s actuaries estimate ultimate losses and claim adjustment expenses by significant product line and accident year using multiple methods, including paid-loss development, reported-loss development, paid Bornhuetter-Ferguson and reported Bornhuetter-Ferguson methods. The loss-development methods use historical paid or reported claim-development patterns to project ultimate losses. The Bornhuetter-Ferguson methods combine emerging claim experience with an independently selected expected loss ratio. No single method is determinative. The relative weight assigned to each method varies based on the credibility and maturity of the available data, the characteristics of the product line and current claim trends. Management selects its best estimate after evaluating the resulting range of actuarial estimates.

Significant assumptions and judgments include expected loss ratios; claim reporting, development and payment patterns; claim frequency and severity; medical cost inflation and utilization; general and social inflation; litigation and settlement trends; legislative and regulatory changes; large-loss activity; policy terms and benefit structures; changes in business and product mix; and changes in underwriting, claims administration and reserving practices. These factors can affect product lines and accident years differently, and changes in one factor may not be offset by changes in another.

The estimates are reviewed each reporting period using actual claim emergence, claim payments and current information. When experience differs from prior assumptions, or when changes in methods or assumptions are warranted, the estimated ultimate losses and claim adjustment expenses are revised. The effect of a revision is recognized in benefits and losses in the period in which the change in estimate is made. Significant changes in reserving methodologies and assumptions, if any, are described in the notes to the consolidated financial statements.

See Note 1, Summary of Significant Accounting Policies; Note 8, Other Insurance Reserves and Policyholder Funds; and Note 9, Reinsurance, in the Notes to Consolidated Financial Statements for additional information about the Company’s reserve policies, claims-development experience and reinsurance arrangements.

Deferred acquisition costs (“DAC”), which comprised approximately 10% of total assets at December 31, 2025, represent commissions, premium taxes and other incremental direct costs of successfully acquiring insurance contracts that would not have been incurred absent such transactions.

DAC associated with long-duration contracts is grouped on a basis consistent with the related insurance contracts and amortized on a constant-level basis over the expected term of those contracts. The expected remaining term is calculated based on assumptions of expected mortality, lapses, and other contract terminations that are consistent with the assumptions used to measure the related liability for future policy benefits.  These assumptions are reviewed at least annually and are updated as warranted whenever experience changes significantly. Actual contract terminations are reflected in the amortization calculation when they occur.

DAC associated with short-duration contracts is amortized over the related coverage period in proportion to premium revenue recognized. The Company evaluates the recoverability of short-duration DAC when indications exist that expected claims, claim adjustment expenses, maintenance costs and other related expenses may exceed anticipated premium revenue. If a premium deficiency exists, DAC is reduced to the extent necessary, and an additional liability is recognized for any remaining deficiency.

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

Refer to Note 1 of Notes to Consolidated Financial Statements for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Revenue
Property and Casualty:
American Southern	$88,478	$72,220
Life and Health:
Bankers Fidelity	121,701	115,953
Corporate and Other	261	(91)
Total revenue	$210,440	$188,082
Income (loss) before income taxes
Property and Casualty:
American Southern	$4,718	$888
Life and Health:
Bankers Fidelity	12,876	7,795
Corporate and Other	(9,873)	(10,308)
Income (loss) before income taxes	$7,721	$(1,625)
Net income (loss)	$6,017	$(1,393)

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

A reconciliation of net income (loss), the most directly comparable GAAP measure, to operating income (loss) is as follows:

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Reconciliation of Non-GAAP Financial Measure
Net income (loss)	$6,017	$(1,393)
Income tax expense (benefit)	1,704	(232)
Realized investment (gains) losses, net	471	(1,210)
Unrealized (gains) losses on equity securities, net	(4,491)	1,516
Non-GAAP operating income (loss)	$3,701	$(1,319)

On a consolidated basis, the Company had net income of $6.0 million, or $0.28 per diluted share, in 2025, compared to net loss of $1.4 million, or $(0.09) per diluted share, in 2024. The increase in net income was primarily due to an increase in net earned premiums in the property and casualty operations due to a rate increase upon renewal of a program within the automobile liability line of business, as well as increases in earned premiums in the inland marine cargo and automobile physical damage lines of business that were due to increased premium writings. Also contributing to the increase in net income was the Company’s recognition of net unrealized gains on equity securities of $4.5 million and net unrealized losses of $1.5 million during the years ended December 2025 and 2024, respectively. Another contributing factor to the increase in net income was an increase in the net earned premiums for the Medicare Supplement line of business due to new sales within the life and health operations. Partially offsetting this increase was a decrease in net earned premiums in the group life and group accident and health lines of business, as well as increases in the insurance benefits and losses incurred and the future policy benefit remeasurement gain, within the life and health operations. Also partially offsetting the increase in net income was an increase in insurance benefits and losses incurred in the property and casualty operations, primarily due to increased losses in the automobile physical damage and inland marine lines of business.

Total revenue was $210.4 million in 2025 as compared to $188.41 million in 2024. Premium revenue increased to $196.1 million in 2025 from $178.6 million in 2024. The increase in premium revenue was primarily attributable to an increase in earned premiums in the automobile liability line of business due to a rate increase upon renewal of a program within the property and casualty operations. Also contributing to the increase in premium revenue was an increase in the net earned premiums in the Medicare Supplement line of business due to new sales within the life and health operations. Partially offsetting the increase in premium revenue was a decrease in net earned premiums in the group life and group accident and health lines of business within the life and health operations, as previously mentioned.

Operating income was $3.7 million in 2025 as compared to operating loss of $1.3 million in 2024. The increase in operating income was primarily due to an increase in net earned premiums in the property and casualty operations, as well as increases in earned premiums in the inland marine cargo and automobile physical damage lines of business, as discussed above. Also contributing to the increase in operating income was an increase in the net earned premiums in the Medicare Supplement line of business due to new sales within the life and health operations, as previously mentioned.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Gross written premiums	$96,599	$73,671
Ceded premiums	(6,165)	(5,979)
Net written premiums	$90,434	$67,692
Net earned premiums	$84,504	$67,689
Insurance benefits and losses incurred	65,254	55,767
Commissions and underwriting expenses	18,506	15,565
Underwriting income (loss)	$744	$(3,643)
Loss ratio	77.2%	82.4%
Expense ratio	21.9%	23.0%
Combined ratio	99.1%	105.4%

Gross written premiums at American Southern increased $22.9 million, or 31.1%, during 2025 as compared to 2024. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile liability line of business due to the renewal of a program that received a substantial rate increase. Also contributing to the increase in gross written premiums were increases in inland marine cargo due to a new program written by an existing agent, as well as an increase in premiums written in the automobile physical damage line of business resulting from an increase in writings from existing agents.

Ceded premiums increased $0.2 million, or 3.1%, during 2025 as compared to 2024. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease or retentions levels change. The increase in ceded premiums was primarily attributable to an increase in catastrophic exposures from increased writings of automobile physical damage and inland marine cargo.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2025	2024
	(In thousands)
Automobile liability	$49,640	$39,788
Automobile physical damage	16,515	13,464
General liability	6,121	5,990
Surety	5,178	5,809
Inland marine	7,050	2,638
Total	$84,504	$67,689

Net earned premiums increased $16.8 million, or 24.8% , during 2025 as compared to 2024. The increase in net earned premiums was primarily attributable to a rate increase upon renewal of a program within the automobile liability line of business, as well as increases in earned premiums in the inland marine cargo and automobile physical damage lines of business that were due to increased premium writings, as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written both in the current year and the immediately preceding year.

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

Insurance benefits incurred at American Southern increased $9.5 million, or 17.0%, during 2025 as compared to 2024. As a percentage of premiums, insurance benefits and losses incurred were 77.2% in 2025 as compared to 82.4% in 2024. The decrease in the loss ratio was mainly due to premium growth in automobile liability and physical damage, as well as inland marine cargo that exceeded the increase in insurance benefits and losses incurred.

Commissions and underwriting expenses increased $2.9 million, or 18.9%, during 2025 as compared to 2024. As a percentage of premiums, these expenses were 21.9% in 2025 as compared to 23.0% in 2024. The decrease in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. In 2025, variable commissions at American Southern increased $1.2 million as compared to 2024 due to a favorable loss experience from accounts subject to variable commissions. Also contributing to the decrease in the expense ratio were rate increases in various lines of business.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Gross earned premiums	$179,872	$164,135
Ceded premiums	(68,234)	(53,236)
Net earned premiums	111,638	110,899
Insurance benefits and losses incurred	72,287	68,311
Future policy benefit remeasurement gain	(4,866)	(2,334)
Commissions and underwriting expenses	41,404	42,181
Total expenses	108,825	108,158
Underwriting income (loss)	$2,813	$2,741
Loss ratio	60.4%	59.5%
Expense ratio	37.1%	38.0%
Combined ratio	97.5%	97.5%

Gross earned premiums at Bankers Fidelity increased $15.7 million, or 9.6%, during 2025 as compared to 2024. The increase in gross earned premiums was primarily attributable to the increase in gross earned premiums from the Medicare Supplement line of business due primarily to the level of new business writings exceeding non-renewals. This increase was partially offset by a decline in the group life and group accident and health lines of business, primarily due to lower policy sales.

Ceded premiums increased $15.0 million, or 28.2%, during 2025 as compared to 2024. The increase in ceded premiums was due to an increase in Medicare Supplement premiums subject to reinsurance.

The following table summarizes, for the periods indicated, Bankers Fidelity’s net earned premiums by line of business:

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Medicare Supplement	$75,360	$71,766
Group life	12,559	14,270
Individual life	5,600	5,922
Group accident and health	9,178	11,469
Other individual health	8,941	7,472
Total	$111,638	$110,899

Net earned premium revenue at Bankers Fidelity increased $0.7 million, or 0.7%, during 2025 as compared to 2024. The increase in net earned premiums was primarily due to net earned premiums in the Medicare Supplement line of business, primarily attributable to new sales, as previously discussed, and an increase in net earned premiums in the other individual health line of business due to new business growth. Partially offsetting these increase was a decline in earned premiums in the group life and group accident and health lines of business, as previously mentioned.

Insurance benefits incurred increased $4.0 million, or 5.8%, during 2025 as compared to 2024. Future policy benefit remeasurement gain arises as a result of updating assumptions in the net premium ratio (sometimes referred to as unlocking) and updating expected cash flow with actual cash flow, as of the beginning of the current reporting period. The future policy benefit remeasurement gain was $4.8 million in 2025 and $2.3 million in 2024. As a percentage of premiums, benefits and losses, which included insurance benefits and future policy benefits remeasurement gain, were 61.4% in 2025 as compared to 59.3% in 2024. The increase in the loss ratio was primarily attributable to higher insurance benefits incurred in the group life line of business in conjunction with lower earned premiums, partially offset by lower short-term care benefits incurred and improved loss experience in the Medicare Supplement line of business.

Commissions and underwriting expenses decreased $0.8 million, or 1.8%, during 2025 as compared to 2024. As a percentage of earned premiums, these expenses were 37.7% in 2025 as compared to 37.9% in 2024. The decrease in the expense ratio was primarily attributable to lower underwriting expenses during the year. This decrease was partially offset by higher commission expenses associated with growth in the Medicare Supplement line business, as a result of the level of new business writings exceeding non-renewals, as previously mentioned.

Net Investment Income and Realized Gains (Losses)

Investment income increased $0.5 million, or 4.9%, in 2025 as compared to 2024. The increase in investment income was primarily attributable to an increase in income from equity securities in our investment portfolio.

The Company had net realized investment losses of $0.5 million in 2025 as compared to net realized investment gains of $1.2 million in 2024. The net realized investment losses in 2025 were mainly due to losses of $0.7 million, resulting primarily from an impairment of a security in the Company’s investments in fixed maturity securities. The net realized investment gains in 2024 were mainly due to gains of $1.2 million from the sale of the Company’s interest in a certain limited liability company as well as gains from the sale of a number of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Gains (Losses) on Equity Securities, Net

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized gains on equity securities of $4.5 million and net unrealized losses of $1.5 million during the years ended December 2025 and 2024, respectively. Changes in unrealized losses on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.3 million, or 9.9%, in 2025 as compared to 2024. Changes in interest expense were primarily due to changes in the Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility utilize SOFR as the reference rate.

Income Taxes

 The Company has adopted ASU 2023-09 – Improvements to Income Tax Disclosures which requires the Company to disaggregate state income tax expense, net of the federal income tax effect.

The primary difference between the effective tax rate and the federal statutory income tax rate for 2025 resulted from a permanent difference related to meals and entertainment. Another contributing factor to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary difference between the effective tax rate and the federal statutory income tax rate for 2024 resulted from a permanent difference related to meals and entertainment. Also contributing to differences between the effective tax rate and the federal statutory income tax rate was the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $35 in the year ended December 31, 2024. Another contributing factor to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to the DRD.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments from the subsidiaries, as described below. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2025, the Parent had approximately $4.1 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly-owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2025, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $83.1 million. Dividends were paid to Atlantic American by its subsidiaries totaling $8.4 million and $9.0 million in 2025 and 2024, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $8.7 million and $9.4 million in 2025 and 2024, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $1.3 million and $4.4 million were paid to the Parent under the tax sharing agreement in 2025 and 2024, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161% plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2025, the effective interest rate was 8.13%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At December 31, 2025, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends on the Series D Preferred Stock of $17.7 thousand at December 31, 2025 and 2024. During each of 2025 and 2024, the Company paid Series D Preferred Stock dividends of $0.4 million.

Bankers Fidelity Life Insurance Company (‘‘BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of fifteen percent of statutory admitted assets, or approximately $27.3 million, as of December 31, 2025. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB. As of December 31, 2025, BFLIC has pledged bonds having an amortized cost of $8.9 million to the FHLB. BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB. As of December 31, 2025, BFLIC does not have any outstanding borrowings from the FHLB.

On May 12, 2021, the Company entered into a revolving credit agreement (“Revolving Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Revolving Credit Agreement provides for an unsecured $10.0 million revolving credit facility that originally matured on April 12, 2024. On March 22, 2024, the Company entered into a First Amendment (the "Amendment") to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with the Lender. The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027, (c) requires the monthly payment of an unused commitment fee of 0.2% of the unused facility amount, and (d) requires that the Company maintain a consolidated net worth of not less than $64.2 million. On May 27, 2026, July 31, 2026, October 9, 2026 and October 15, 2026, the Company and the Lender entered into amendments to the Credit Agreement, each of which had the effect of extending the then-applicable deadlines by which the Company must deliver to the Lender (i) the Company’s audited consolidated financial statements for the year ended December 31, 2025, (ii) the Company’s interim consolidated financial statements for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, and (iii) related certificates of the Company’s compliance with financial covenants under the Credit Agreement and certain other matters. The Fifth Amendment to the Revolving Credit Agreement, dated October 15, 2026, also amended the minimum AM Best financial strength rating that must be maintained by American Southern Insurance Company to be no lower than “A-” and waived related defaults under the Credit Agreement occurring prior to such amendment. Except as modified by these amendments, the existing terms of the original Credit Agreement remain in effect.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of December 31, 2025 and 2024, the Company had outstanding borrowings of $5.0 million and $4.0 million under the Credit Agreement.

Cash and cash equivalents increased from $35.6 million at December 31, 2024 to $43.6 million at December 31, 2025. The increase in cash and cash equivalents during 2025 was primarily attributable to net cash provided by operating activities of $32.9 million. Partially offsetting the increase in cash and cash equivalents was net cash used in investing activities of $25.0 million primarily as a result of investment purchases exceeding investment sales and maturity of securities.

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

Internal Control Over Financial Reporting

Management’s conclusion that the errors were not material to the previously issued 2024 consolidated financial statements is separate from management’s evaluation of the severity of the related deficiencies in internal control over financial reporting.

A control deficiency may constitute a material weakness even when the financial-statement errors identified were not material. As discussed in Item 9A, Controls and Procedures, management concluded that deficiencies in controls over enrollment information, policy-status maintenance, due-premium accounting, account reconciliations and related management review created a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis. Management therefore concluded that these deficiencies, considered collectively, constituted a material weakness as of December 31, 2025.

Correcting the identified errors addressed the financial-statement effects but did not remediate the material weakness. Management has implemented and continues to implement the remediation measures described in Item 9A.

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

Shareholders and Board of Directors
Atlantic American Corporation
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules II (Condensed Financial Information of Registrant), III (Supplementary Insurance Information), IV (Reinsurance Information) and VI (Supplemental Information Concerning Property-Casualty Insurance Operations) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting and presentation related to long-duration contracts and certain related balances effective January 1, 2025, with a transition date of January 1, 2024 due to the adoption of Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended (“ASU 2018-12”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Shareholders and Board of Directors
Atlantic American Corporation

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Insurance Reserves for Losses and Claims (Claim Reserves)

As reflected on the consolidated balance sheet and discussed in Note 8 to the consolidated financial statements, the Company’s insurance reserves for losses and claims (“claim reserves”), were $113.8 million as of December 31, 2025. The Company’s claim reserves relate primarily to its property casualty lines of business and Medicare supplement business. The process of establishing claim reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. Management’s judgments include claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, estimates of incurred but not reported (“IBNR”) claims based on past experience and estimates of loss adjustment expenses.

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

●
Involving our actuarial specialists to assist in our procedures in:

o
Evaluating the appropriateness of management’s actuarial reserving methodologies and assumptions;

o
Evaluating management’s hindsight analyses;

o
Comparing management’s carried reserve to the range calculated by management’s specialist for property casualty claim reserves;
●
Testing the completeness and accuracy of data provided by management that served as the basis for the actuarial analyses on a sample basis; and

●
Evaluating the movement of the Company’s recorded property casualty claim reserves within the Company’s estimated reserve range year over year.

Valuation of Insurance Reserves for Future Policy Benefits (Policy Reserves)

As reflected on the consolidated balance sheet and discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s insurance reserves for future policy benefits (“policy reserves”) were $84.7 million as of December 31, 2025. The Company adopted ASU 2018-12, effective January 1, 2025 with a transition date of January 1, 2024 (See Change in Accounting Principle explanatory paragraph above). As part of the adoption, policy reserves were remeasured using the modified retrospective transition method. Policy reserves are related to long-duration life and health insurance policies and are based upon significant management assumptions including mortality, morbidity, policyholder lapses and other termination rates, claim costs, loss ratios, anticipated premium-rate increases, discount rates and expenses. These assumptions are based on historical experience modified as necessary to reflect anticipated trends and are established at contract inception and updated at least annually.

Shareholders and Board of Directors
Atlantic American Corporation

The principal considerations for our determination that the valuation of policy reserves is a critical audit matter are the high degree of judgment and involvement of actuarial specialists required to assess certain assumptions that impact reserves for future policy benefits, the complexity of the underling actuarial calculations and the judgment and complexity of adopting ASU 2018-12 in the current period.

Addressing the matter involved performing the following audit procedures, among others:

●
Involving our actuarial specialists to assist in our procedures in:

o
Evaluating whether the methodology applied by management is consistent in the aggregate with the methodology compliant with US GAAP;

o
Assessing the significant assumptions used by management for new insurance contracts issued during the current year by comparing the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes to these assumptions; and

o
Evaluating whether significant assumptions were applied in the valuation model as intended on a sample basis.

●
Testing the completeness and accuracy of data used by management in developing the valuation and evaluating the valuation on a sample basis.

●
Reviewing the adequacy of the Company’s disclosures related to the transition impact as well as the ongoing disclosure requirements under ASU 2018-12.

We have served as the Company’s auditor since 2018.

Atlanta, Georgia
October 16, 2026

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
		(Restated)
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$43,636	$35,570
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $260,225 and $236,299; no allowance for credit losses)	244,111	212,612
Equity securities, at fair value (cost: $4,943 and $4,939)	12,395	7,900
Other invested assets (cost: $7,946 and $7,946)	6,037	6,616
Policy loans	1,683	1,722
Real estate	38	38
Investment in unconsolidated trusts (cost: $1,238 and $1,238)	1,238	1,238
Total investments	265,502	230,126
Receivables:
Reinsurance (net of allowance for uncollectible reinsurance of $58 and $73)	25,539	22,881
Insurance premiums and other (net of allowance for expected credit losses $189 and $201)	26,956	21,878
Deferred income taxes, net	15,044	15,970
Deferred acquisition costs	42,318	41,244
Other assets	12,398	11,826
Intangibles	2,544	2,544
Total assets	$433,937	$382,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$84,719	$76,881
Unearned premiums	34,737	28,845
Losses and claims	113,836	93,707
Other policy liabilities	7,573	6,249
Total insurance reserves and policyholder funds	240,865	205,682
Accounts payable and accrued expenses	33,525	28,025
Revolving credit facility	5,021	4,023
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	313,149	271,468
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; $20,397,228 and 20,399,758 shares outstanding as of 2025 and 2024, respectively	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	48,709	43,499
Accumulated other comprehensive loss	(390)	(5,399)
Unearned stock grant compensation	-	(2)
Treasury stock, at cost, 2,003,666 and 2,001,136 shares as of 2025 and 2024, respectively	(7,412)	(7,408)
Total shareholders’ equity	120,788	110,571
Total liabilities and shareholders’ equity	$433,937	$382,039

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2025	2024
		(Restated)
	(In thousands, except share and per share data)
Revenue:
Insurance premiums, net	$196,142	$178,588
Net investment income	10,266	9,791
Realized investment gains (losses), net	(471)	1,210
Unrealized gains (losses) on equity securities, net	4,491	(1,516)
Other income	12	9
Total revenue	210,440	188,082

Benefits and expenses:
Insurance benefits and losses incurred	137,541	124,078
Future policy benefits remeasurement gain	(4,866)	(2,334)
Commissions and underwriting expenses	50,473	48,333
Interest expense	3,080	3,419
Other expense	16,491	16,211
Total benefits and expenses	202,719	189,707

Income (loss) before income taxes	7,721	(1,625)
Income tax expense (benefit)	1,704	(232)
Net income (loss)	6,017	(1,393)
Preferred stock dividends	(399)	(399)
Net income (loss) applicable to common shareholders	$5,618	$(1,792)
Earnings (loss) per common share (basic)	0.28	(0.09)
Earnings (loss) per common share (diluted)	0.28	(0.09)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2025	2024
		(Restated)
	(In thousands)
Net income (loss)	$6,017	$(1,393)
Other comprehensive gain:
Gross unrealized holding gain (loss) on available-for-sale fixed maturities	7,102	(3,263)
Reclassification adjustment for net realized gains (losses) included in net income (loss)	471	(17)
Change in future policy benefit due to change in discount rate	(1,233)	8,774
Subtotal	6,340	5,494

Related income tax (expense) benefit	(1,331)	(1,154)
Subtotal	(1,331)	(1,154)

Total other comprehensive income, net of tax	5,009	4,340
Total comprehensive income	$11,026	$2,947

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024
		(Restated)
(In thousands, except share and per share data)
Preferred stock:
Balance, beginning of year	$55	$55
Balance, end of year	55	55
Common stock:
Balance, beginning of year	22,401	22,401
Balance, end of year	22,401	22,401
Additional paid-in capital:
Balance, beginning of year	57,425	57,425
Balance, end of year	57,425	57,425
Retained earnings:
Balance, beginning of year	43,499	49,721
Cumulative effect from the adoption of new accounting standards, net of tax	-	(4,022)
Net income (loss)	6,017	(1,393)
Dividends on common stock	(408)	(408)
Dividends accrued on preferred stock	(399)	(399)
Balance, end of year	48,709	43,499
Accumulated other comprehensive loss:
Balance, beginning of year	(5,399)	(16,121)
Cumulative effect from the adoption of new accounting standards, net of tax	-	6,382
Other comprehensive income, net of tax	5,009	4,340
Balance, end of year	(390)	(5,399)
Unearned stock grant compensation:
Balance, beginning of year	(2)	(13)
Amortization of unearned compensation	2	11
Balance, end of year	-	(2)
Treasury stock:
Balance, beginning of year	(7,408)	(7,401)
Net shares acquired related to employee share-based compensation plans	(4)	(7)
Balance, end of year	(7,412)	(7,408)

Total shareholders’ equity	$120,788	$110,571
Dividends declared on common stock per share	$0.02	$0.02

Common shares outstanding:
Balance, beginning of year	20,399,758	20,402,288
Net shares acquired under employee share-based compensation plans	(2,530)	(2,530)
Balance, end of year	20,397,228	20,399,758

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,017	$(1,393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs	18,858	18,551
Acquisition costs deferred	(19,932)	(19,239)
Realized investment gains, net	(17)	(1,210)
Other than temporary impairment loss on available for sale securities	488	-
Unrealized (gains) losses on equity securities, net	(4,491)	1,516
Losses from equity method investees	579	766
Compensation expense related to share awards	2	11
Benefit for credit losses	(27)	(4)
Depreciation and amortization	438	366
Deferred income tax benefit	(405)	(3,290)
(Increase) decrease in receivables, net	(7,709)	2,888
Increase in insurance reserves and policyholder funds	33,950	5,480
Increase in accounts payable and accrued expenses	5,500	3,215
Other, net	(377)	(2,857)
Net cash provided by operating activities	32,874	4,800

Cash flows from investing activities:
Proceeds from investments sold and policy loans redeemed	13,486	2,567
Proceeds from investments matured, called or redeemed	17,301	13,791
Investments purchased	(55,318)	(13,850)
Additions to property and equipment	(466)	(225)
Net cash (used in) provided by investing activities	(24,997)	2,283

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Treasury stock acquired — net employee share-based compensation	(4)	(7)
Proceeds from revolving credit facility, net	1,000	1,000
Net cash provided by financing activities	189	186

Net increase in cash	8,066	7,269
Cash and cash equivalents at beginning of year	35,570	28,301
Cash and cash equivalents at end of year	43,636	$35,570

Supplemental cash flow information:
Cash paid for interest	$3,106	$3,445
Cash paid for federal income taxes	$1,652	$580
Cash paid for state income taxes	$187	$213

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. Summary of Significant Accounting Policies

Business

Atlantic American Corporation (“Atlantic American” or the “Parent”), a Georgia corporation incorporated in 1968, is an insurance holding company. Atlantic American and its consolidated subsidiaries (collectively, the “Company”) provide life and health and property and casualty insurance products through two operating groups: Bankers Fidelity and American Southern.

As of December 31, 2025, Bankers Fidelity consisted of Bankers Fidelity Life Insurance Company and its wholly owned subsidiaries, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company. American Southern consisted of American Southern Insurance Company; its wholly owned insurance subsidiary, American Safety Insurance Company; and its wholly owned non-insurance subsidiaries, Premier Adjusting and Claim Services, Inc., Automobile Safety Management, Inc. and Automated Systems of Georgia, Inc. The Parent also owned xCalibre Risk Services, Inc., a non-insurance subsidiary.

 Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) under guidance issued by the Financial Accounting Standards Board (“FASB”) and include the accounts of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s insurance subsidiaries also prepare financial statements in accordance with statutory accounting practices prescribed or permitted by their respective state insurance regulatory authorities, which differ from GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Adoption of ASU 2018-12—Targeted Improvements to the Accounting for Long-Duration Contracts.

Effective January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as subsequently amended by ASU Nos. 2019-09, 2020-11 and 2022-05 (collectively, “LDTI”). The Company applied LDTI using the modified retrospective transition method as of January 1, 2024 (the “Transition Date”) to its whole life, Medicare Supplement and certain guaranteed-renewable accident and health insurance products. Accordingly, amounts previously reported as of and for the year ended December 31, 2024, have been adjusted to conform to LDTI’s recognition, measurement, presentation and disclosure requirements. The effects of adoption as of the Transition Date are summarized below, and additional disaggregated information is presented in Notes 7, 8 and 9.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include, among others, liabilities for future policy benefits, unpaid claims and claim adjustment expenses, reinsurance recoverables, deferred policy acquisition costs, the valuation and impairment of investments, and deferred income taxes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements and are reviewed periodically as additional information becomes available. Changes in estimates are recognized in the period in which they are determined. Actual results could differ from these estimates.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities with original maturities of three months or less from date of purchase.

Investments

 Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity securities, which include bonds and redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, less allowance for credit losses (“ACL”), as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss (“AOCI”). The Company’s equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with changes in fair value reported in net income. The fair values of fixed maturity securities and equity securities are largely determined from publicly quoted market prices, when available, or independent broker quotations. Values that are not determined using quoted market prices inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market prices.

Income from investments is recorded in net investment income on the Consolidated Statement of Operations. Gains and losses from sales, maturities, or other redemptions of investments are recorded in realized investment gains (losses). Gains and losses on the disposition of investments are determined on a specific identification basis. Interest income and prepayment fees are recognized when earned.

Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of fixed maturity securities are accounted for as a direct increase (decrease) in Other Comprehensive Income (“OCI”), net of deferred tax and, accordingly, have no effect on net income.

 Policy Loans

Policy loans are carried at unpaid principal balance and are fully collateralized by the cash surrender value of the underlying insurance contract. Interest income is recorded as earned using the contractual interest rate, in net investment income in the Consolidated Statement of Operations.

Variable Interest Entities

The Company holds passive interests in certain limited partnerships, limited liability companies and unconsolidated trusts that are considered variable interest entities (“VIEs”). Because the Company does not have the power to direct the activities that most significantly affect the economic performance of these entities, it is not the primary beneficiary and does not consolidate the VIEs. The limited partnership and limited liability company interests are accounted for using the equity method and presented as a single investment balance within other invested assets in the Consolidated Balance Sheets. Each investment is initially recorded at cost and subsequently increased or decreased for the Company’s allocable share of the investee’s net income or loss, which is recognized in net investment income in the Consolidated Statements of Operations. Contributions increase the carrying amount of the investment, while distributions generally reduce it. Investee results are recorded using the most recent financial information available, generally on a same-period basis with adjustments for material intervening events when necessary. Investments in unconsolidated trusts are presented separately in the Consolidated Balance Sheets and are carried at cost. The Company’s maximum exposure to loss generally consists of the carrying amounts of its investments and related unfunded commitments, and the Company has no obligation to provide financial support beyond those commitments. The Company evaluates its equity-method investments for impairment at least quarterly and recognizes any other-than-temporary decline in value as a reduction of the investment’s carrying amount and a charge to net investment income.

 Reinsurance

 The Company purchases reinsurance from unaffiliated reinsurers to reduce exposure to significant individual risks and catastrophic events. The Reinsurance arrangements do not legally discharge the insurer from primary liability for the full amount of the policies written by it, and the ceding company will incur a loss if the reinsurer fails to meet its obligations under the reinsurance agreement. In order to qualify for reinsurance accounting treatment, there must be a risk transfer.

 Insurance liabilities are reported gross of reinsurance. Amounts recoverable from reinsurers are recognized separately as reinsurance recoverables and are reduced by an allowance for expected credit losses. The allowance reflects management’s estimate of amounts that may not be collected and considers the financial condition of reinsurers, historical collection experience, current conditions, reasonable and supportable forecasts, collateral and other relevant factors.

For ceded long-duration insurance contracts, reinsurance recoverables are measured using assumptions consistent with those used to measure the underlying direct insurance contracts, adjusted for the terms and conditions of the applicable reinsurance agreements. Changes resulting from actual experience and updates to future cash-flow assumptions are recognized in earnings. Effects attributable solely to changes in current discount rates are recognized in other comprehensive income. Bankers Fidelity has entered reinsurance contracts ceding a proportionate share of new Medicare Supplement business and the excess of its life retention to General Re Life Corporation. Ceding thresholds are set for all policies issued in a given calendar year.

For ceded short-duration insurance contracts, ceded premiums are recognized as a reduction of premium revenue over the coverage period in proportion to the insurance protection provided. Amounts recoverable for ceded claims and claim adjustment expenses are recognized as reductions of the related benefits and claims expense. Ceded unearned premiums and recoverables for unpaid claims are included in reinsurance recoverables. American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations.

Insurance Premiums and Other Receivables

Insurance premiums and other receivables are reported at the amounts expected to be collected, net of allowances for expected credit losses. The allowance is estimated using historical collection experience, current conditions, reasonable and supportable forecasts and information specific to individual insureds, agents and other counterparties. Receivables are written off when they are determined to be uncollectible. Recoveries of amounts previously written off are recognized when received.

Deferred Acquisition Costs

Deferred Acquisition Costs (“DAC”) represent commissions, premium taxes and other incremental direct costs that result directly from and are essential to the successful acquisition of insurance contracts and would not have been incurred had the contracts not been issued.

Long-Duration Contracts

DAC associated with long-duration contracts is grouped on a basis consistent with the related insurance contracts and amortized on a constant-level basis over the expected term of those contracts. The expected remaining term is calculated based on assumptions of expected mortality, lapses, and other contract terminations that are consistent with the assumptions used to measure the related liability for future policy benefits.  These assumptions are reviewed at least annually and are updated as warranted whenever experience changes significantly. Actual contract terminations are reflected in the amortization calculation when they occur.

Short-Duration Contracts

DAC associated with short-duration contracts is amortized over the related coverage period in proportion to premium revenue recognized. The Company evaluates the recoverability of short-duration DAC when indications exist that expected claims, claim adjustment expenses, maintenance costs and other related expenses may exceed anticipated premium revenue. If a premium deficiency exists, DAC is reduced to the extent necessary, and an additional liability is recognized for any remaining deficiency.

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

 Leases

The Company determines whether an arrangement contains a lease at contract inception. Right-of-use assets and lease liabilities for operating leases are recognized at the lease commencement date. Lease liabilities are measured at the present value of fixed lease payments over the lease term. The Company uses the rate implicit in the lease when that rate is readily determinable; otherwise, it uses its incremental borrowing rate at lease commencement.

The lease term includes renewal and termination options when the Company is reasonably certain to exercise those options. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease right-of-use assets are included in other assets, and operating lease liabilities are included in other liabilities in the Consolidated Balance Sheets.

Policy Benefits, Claims and Insurance Reserves

Insurance reserves represent management’s estimates of the Company’s obligations under insurance and investment contracts in force as of the balance sheet date. These reserves principally include the Liability for Future Policy Benefits (“LFPB”) under long-duration contracts, deposit liabilities associated with investment contracts, and liabilities for unpaid claims and claim-related expenses under both short and long-duration insurance contracts.

For long-duration insurance contracts, the LFPB includes the present value of expected future policy benefits and related expenses, less the present value of expected future net premiums. The LFPB also includes liabilities associated with claims incurred for long-duration contracts, including reported claims, claims incurred but not reported (“IBNR”), claims in the course of settlement and related claim adjustment expenses. Accordingly, claim liabilities associated with Medicare Supplement, life and other long-duration accident and health products are included in LFPB and the liability for losses and claims in the Consolidated Balance Sheet.

For short-duration insurance contracts, liabilities for unpaid claims and claim adjustment expenses relate to insured events that have occurred on or before the balance sheet date and include reported claims, expected development on reported claims, IBNR and related claim adjustment expenses. These liabilities are reported within losses and claims in the Consolidated Balance Sheets.

Insurance liabilities are reported gross of reinsurance, and amounts recoverable from reinsurers are reported separately as an asset within reinsurance receivables in the Consolidated Balance Sheet. The use of reinsurance does not relieve the Company of its obligations to policyholders.

Long-Duration Contracts

The Company’s long-duration contracts principally include individual life, group whole life, Medicare Supplement and certain guaranteed-renewable individual accident and health insurance products. The LFPB is measured at the cohort level as the present value of expected future benefit payments and related claim expenses, less the present value of expected future net premiums. Expected future cash flows are projected through the period in which the related contracts are expected to remain in force. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards.

Cash-flow assumptions are incorporated into the calculation of a cohort and include mortality, morbidity, policyholder lapses and other termination rates, claim costs, loss ratios, anticipated premium-rate increases and expenses. For life insurance products, significant assumptions principally include mortality and voluntary lapses. For Medicare Supplement products, significant assumptions principally include incurred loss ratios, anticipated premium-rate increases and total termination rates. For other long-duration accident and health products, significant assumptions principally include claim costs and total termination rates. These assumptions reflect management’s current best estimates of future experience without provision for adverse deviation and are based on Company experience, relevant industry data and anticipated future trends.

Actual experience through the reporting date is incorporated into the measurement each reporting period. Assumptions regarding future cash flows are reviewed at least annually and updated more frequently when evidence indicates that revisions are warranted. Differences between actual and expected experience and changes in future cash-flow assumptions are recognized in earnings as remeasurement gains or losses within insurance benefits and losses incurred in the Consolidated Statement of Operations.

The Company also has a block of annuity contracts under which amounts payable upon death, accident or sickness do not exceed the contract holder’s accumulated account value. Because these contracts do not expose the Company to significant mortality or morbidity risk, they are accounted for as investment contracts rather than long-duration insurance contracts. The related liability is measured based on accumulated contract holder account values, including credited interest, and is not included in the LFPB measurement under the long-duration insurance accounting model. The investment-contract liability, which was approximately $4,600 at December 31, 2025, is included in other policy liabilities in the Consolidated Balance Sheets.

Policy Grouping and Net Premium Ratio

Long-duration insurance contracts are grouped into cohorts based on product line and issue year, with no cohort containing contracts issued more than one year apart. The net premium ratio (“NPR”) is the ratio of the present value of expected future benefits and related claim expenses to the present value of expected future gross premiums. The NPR used to accrue the LFPB in each period is determined by using the historical and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical and present value of expected future gross premiums for the cohort. For contracts in force at the Transition Date, the NPR reflects the applicable carrying amount under the Company’s modified retrospective transition method. For contracts issued after the Transition Date, the NPR is established based on expected benefits, related expenses and gross premiums as of the applicable contract issue date.

At each reporting date, actual experience is incorporated into the calculation, and the NPR is recalculated using actual experience and current assumptions about future cash flows. The NPR is capped at 100%. If the calculated NPR for a cohort exceeds 100%, the Company increases the LFPB by the amount necessary to reduce the NPR to 100% and recognizes the resulting loss immediately in earnings. The LFPB for an individual cohort may not be less than zero. Flooring adjustments are necessary when the present value of future net premiums exceeds the present value of future benefits for a given cohort. The flooring adjustment is the total of the flooring adjustments for each cohort, if any. These adjustments ensure that the liability for future policy benefits is at least zero for all cohorts.

Changes in the LFPB as a result of changes in the current discount rates are recognized separately in OCI and do not affect the NPR.

Discount Rates on Long Duration Contracts

The Company uses two discount-rate bases in measuring LFPB:

● Locked‑in discount rate – For contracts issued before the Transition Date, the cohort-level locked-in discount rate reflects the historical interest-accretion rates used to measure the contracts under previous GAAP. For contracts issued after the Transition Date, the locked-in discount rate is based on the upper-medium-grade fixed-income instrument yield applicable when the underlying contracts are issued. The locked-in discount rate is used to calculate the net premium ratio, interest accretion and remeasurement gains or losses recognized in earnings.

● Current discount rate – At each reporting date, the Company remeasures the LFPB using a current discount-rate curve based on yields for upper-medium-grade, or single-A, corporate fixed-income instruments. The curve is constructed to reflect the duration characteristics of the related liabilities and is updated quarterly. Observable market information is used for durations of up to 50 years. For projected cash flows beyond the last observable point, the Company holds the yield at the 50-year point constant.

The difference between the liability measured using the current discount rate and the liability measured using the locked-in discount rate is recognized in OCI. Changes in the current discount rate do not affect the net premium ratio or the remeasurement gains or losses recognized in earnings.

Short Duration Contracts

The Company’s short-duration insurance contracts principally include property and casualty insurance products and group accident and health products for which the Company generally has the unilateral right to terminate the group policy at an annual renewal date.

Liabilities for unpaid claims and claim adjustment expenses under short-duration contracts include estimates for reported claims and IBNR. The liabilities are established using actuarial methods applied to historical claim-development experience, expected loss ratios, claim frequency and severity trends and other relevant information. The estimates are reviewed each reporting period, and changes in estimated ultimate losses and claim adjustment expenses are recognized in earnings in the period in which the estimates are revised. Because these estimates are subject to significant uncertainty, actual claim payments may differ from the amounts recorded.

The Company also evaluates its short-duration insurance contracts for premium deficiencies. A premium deficiency exists when expected claims costs, claim adjustment expenses, policy maintenance costs and unamortized acquisition costs exceed the related unearned premiums and anticipated investment income. If a premium deficiency is identified, the Company first reduces the related DAC.

Treasury Stock

Treasury stock is reflected as a reduction of shareholders’ equity at cost. The Company uses the first-in-first-out purchase cost to determine the cost of treasury stock that is reissued. The Company includes any gains and losses in additional paid-in capital when treasury stock is reissued.

Premium Revenue

Short Duration Contracts

Premiums for short-duration insurance contracts are recognized as revenue over the coverage period in proportion to the insurance protection provided. Unearned premiums represent the portion of premiums written applicable to coverage periods after the balance sheet date and are reported as liabilities until earned.

Certain property and casualty contracts provide for retrospective premium adjustments based on the insured’s loss experience or other contractual criteria. Under these arrangements, additional premiums may be billed to or refunded to policyholders based on actual loss experience relative to contractual thresholds. Estimated retrospective premiums are recognized over the contract period based on experience to date and the terms of the underlying contracts. Estimates are revised as additional information becomes available, with resulting adjustments recognized in premium revenue in the period of revision.

Premium revenue is presented net of premiums ceded under reinsurance agreements.

Long Duration Contracts

Premiums for nonparticipating long-duration insurance contracts are recognized as revenue when due from policyholders. Premiums received before their contractual due dates are reported as advance premiums and reported within other policyholder liabilities on the Consolidated Balance Sheets. These amounts are recognized as premium revenue when they become due under the terms of the related insurance contracts.

Amounts received under annuity and other investment contracts that do not subject the Company to significant mortality or morbidity risk are reported as deposits within policyholder account balances rather than as premium revenue. Interest credited to policyholder account balances is recognized in benefits and other changes in policy reserves.

Premium revenue is presented net of premiums ceded under reinsurance agreements.

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

Revision of Previously Issued Financial Statements

Nature of the Errors

Management identified deficiencies in the design and operating effectiveness of controls over the recording and reconciliation of premium receivables and the application of premium payments held in suspense within the Company’s group whole life and group accident and health business.

The Company did not design and maintain effective controls to timely and accurately reconcile enrollment, billing and cash receipt information at the individual policyholder level and to resolve differences among third-party enrollment data, the policy administration system and the general ledger.

As a result, the Company did not maintain controls operating at a sufficient level of precision to determine whether recorded premium receivables were valid, whether amounts held in suspense should be applied to individual policyholders or otherwise recognized, and whether the related amounts were recorded in the appropriate period and were appropriately classified in the consolidated financial statements. As a result, the Company has revised its previously reported 2024 financial information to remove the affected receivables and premium revenue.

Errors attributable to periods before January 1, 2024 were reflected as adjustments to the affected balance-sheet accounts and retained earnings as of December 31, 2023. Errors attributable to 2024 are reflected in the Company’s 2024 results of operations.

Effect of the Corrections

As of December 31, 2024, the cumulative corrections:

•
reduced insurance premiums and other receivables by approximately $5,580;
•
increased deferred income tax, net by approximately $1,172;
•
reduced accounts payable and accrued expenses by approximately $2,923;
•
reduced retained earnings by approximately $1,485.
•
reduced insurance premium, net and income (loss) before income taxes by $351; and
•
increased net loss by $277.

For the year ended December 31, 2024, the corrections reduced insurance premiums, net, and increased loss before income taxes by approximately $351,000, increased the income tax benefit by approximately $74,000, and increased net loss by approximately $277,000. The corrections reduced basic and diluted earnings per common share by approximately $0.02.

The corrections also affected certain components of the reconciliation of net income to net cash provided by operating activities. They did not affect the Company’s cash and cash equivalents or net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities.

Materiality assessment

The Company evaluated the errors in accordance with ASC Topic 250, Accounting Changes and Error Corrections, and considered both quantitative and qualitative factors, including the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The Company quantified the errors under both the rollover and iron-curtain methods and evaluated the errors individually and in the aggregate with other identified misstatements.

Based on this evaluation, management concluded that the errors were not material, individually or in the aggregate, to any of the Company’s previously issued annual or interim financial statements affected by the errors. Management further concluded that correcting the cumulative errors entirely in the consolidated statement of operations for the year ended December 31, 2025 would materially misstate the Company’s 2025 results of operations. Accordingly, the Company revised the comparative 2024 financial information and the applicable opening balances as of January 1, 2024 presented in these consolidated financial statements.

The Company did not amend its previously filed Annual Report on Form 10-K for the year ended December 31, 2024. The due-premium error-correction adjustments are presented separately from the adjustments resulting from the Company’s adoption of LDTI.

The following table represents a summary of the impacts of the revision at December 31, 2023.

	December 31, 2023		December 31, 2023
	As Previously Reported	Revision Impacts	As Revised
	(In thousands)
ASSETS
Receivables:
Insurance premiums and other	$23,690	$(3,457)	$20,233
Deferred income taxes, net	15,682	726	16,408
Total assets	381,265	(2,731)	378,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	24,811	(1,523)	23,288
Total liabilities	273,990	(1,523)	272,467

Shareholders’ equity:
Retained earnings	50,929	(1,208)	49,721
Total shareholders’ equity	107,275	(1,208)	106,067
Total liabilities and shareholders’ equity	$381,265	$(2,731)	$378,534

 The following table represents a summary of the impacts of the revision for the Balance Sheet at December 31, 2024.

	December 31, 2024
	As Previously Reported	Revision Impacts	As Revised
	(In thousands)
ASSETS
Receivables:
Insurance premiums	$27,458	$(5,580)	$21,878
Deferred income taxes, net	18,118	1,172	19,290
Total assets	393,428	(4,408)	389,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other accrued expenses	30,948	(2,923)	28,025
Total liabilities	293,815	(2,923)	290,892

Shareholders’ equity:
Retained earnings	45,854	(1,485)	44,369
Total shareholders’ equity	99,613	(1,485)	98,128
Total liabilities and shareholders’ equity	$393,428	$(4,408)	$389,020

 The following table represents a summary of the impacts of the revision for the Statement of Operations for the year ended December 31, 2024.

	Year Ended December 31, 2024
	As Previously Reported	Revision Impacts	As Revised
	(In thousands, except share and per share data)
Revenue:
Insurance premiums, net	$178,731	$(351)	$178,380
Total revenue	188,227	(351)	187,876

Loss before income taxes	(5,264)	(351)	(5,615)
Income tax benefit	(996)	(74)	(1,070)
Net loss	(4,268)	(277)	(4,545)
Net loss applicable to common shareholders	$(4,667)	$(277)	$(4,944)
Earnings (loss) per common share (basic)	$(0.23)	$(0.02)	$(0.25)
Earnings (loss) per common share (diluted)	$(0.23)	$(0.02)	$(0.25)

 The following table represents a summary of the impacts of the revision for the Statement of Comprehensive Income for the year ended December 31, 2024.

	Year Ended December 31, 2024
	As Previously Reported	Revision Impacts	As Revised
	(In thousands)
Net loss	$(4,268)	$(277)	$(4,545)
Other comprehensive gain (loss):
Future policy benefit discount rate remeasurement gain (loss)	-	-
Subtotal	(3,280)		(3,280)

Related income tax effect	689		689
Subtotal	689		689

Total other comprehensive income, net of tax	(2,591)	-	(2,591)
Total comprehensive income	$(6,859)	$(277)	$(7,136)

 The following table represents a summary of the impacts of the revision for the Statement of Stockholders' Equity at December 31, 2024.

	Year Ended December 31, 2024
	As Previously Reported	Revision Impacts	As Revised
(In thousands)
Retained earnings:
Balance, beginning of year	$50,929	$(1,208)	$49,721
Net loss	(4,268)	(277)	(4,545)
Balance, end of year	45,854	(1,485)	44,369

Total shareholders’ equity	$99,613	$(1,485)	$98,128

 The following table represents a summary of the impacts of the revision for the Statement of Cash Flows for the year ended December 31, 2024.

	Year Ended December 31, 2024
	As Previously Reported	Revision Impacts	As Revised
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,268)	$(277)	$(4,545)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,747)	(2,380)	(4,127)
Increase in receivables, net	(5,581)	5,580	(1)
(Decrease) increase in accounts payable and accrued expenses	6,137	(2,922)	3,215
Net cash provided by operating activities	$4,800	$-	$4,800

Recently Issued Accounting Standards

Adoption of New Accounting Standards

  Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The amendment requires that all entities disclose on an annual basis the following information about income taxes paid; the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). All entities also are required to disclose: income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU, which also includes certain other amendments to improve the effectiveness of income tax disclosures, is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU No. 2023-09 on December 31, 2025. Refer to Note 10 of Notes to Consolidated Financial Statements for details regarding the Company’s income tax disclosure.

Adoption of ASU 2018-12—Targeted Improvements to the Accounting for Long-Duration Contracts. Effective January 1, 2025, the Company adopted ASU No. 2018-12. The Company applied LDTI using the modified retrospective transition method as of January 1, 2024 (the “Transition Date”) to its whole life, Medicare Supplement and certain guaranteed-renewable accident and health insurance products. Accordingly, amounts previously reported as of and for the year ended December 31, 2024, have been adjusted to conform to LDTI’s recognition, measurement, presentation and disclosure requirements. The effects of adoption as of the Transition Date are summarized below, and additional disaggregated information is presented in Notes 7, 8 and 9.

Under the modified retrospective transition method, the carrying amount of the LFPB reported under previous GAAP as of December 31, 2023 was used as the starting point for determining the LFPB for in-force long-duration contracts as of the Transition Date. The Company adjusted that carrying amount to remove provisions for adverse deviation from assumptions other than discount rates, apply current best-estimate assumptions for future experience, remeasure the LFPB using applicable locked-in discount rates and recognize additional reserves for cohorts for which the NPR exceeded 100%.

As part of its LDTI implementation, the Company reassessed product classifications for its Bankers Fidelity subsidiary for group accident and health products, which were reclassified from long‑duration to short‑duration. This reclassification is supported by the Company’s ability to unilaterally cancel coverage annually. As of the Transition Date, this reclassification reduced the LFPB by $1,300, DAC by $3,300 resulting in a $1,576 reduction to opening retained earnings.

The carrying amount of DAC associated with contracts in force as of December 31, 2023 was used as the starting point for applying LDTI’s revised DAC amortization requirements, subject to the applicable product reclassifications.

Related reinsurance recoverables were remeasured using assumptions and methodologies consistent with those applied to the underlying reinsured contracts and adjusted for the terms of the applicable reinsurance agreements.

The difference between the LFPB measured under LDTI using the applicable locked-in discount rate and the corresponding carrying amount reported under previous GAAP was recognized as an adjustment to retained earnings. The difference between the LFPB measured using the current discount rate as of the Transition Date and the LFPB measured using the applicable locked-in discount rate was recognized as an adjustment to AOCI. The resulting cumulative-effect adjustments were recorded as of the Transition Date, net of related income tax effects.

The following table represents a summary of the Transition Date impacts associated with the implementation of LDTI to the consolidated balance sheet:

(In thousands)	Reinsurance Recoverables	Deferred Income Tax Asset	Deferred Acquisition Costs	Future Policy Benefits	Unearned Premiums	Other Policy Liabilities	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023 (as revised)	$21,103	$16,408	$43,850	$92,495	$31,317	$1,132	$49,721	$(16,121)
Reclassification of annuities	-	-	-	(4,799)	-	4,799	-	-
Reclassification of certain group accident and health products	-	419	(3,294)	(1,300)	-	-	(1,576)	-
Reclassifications and adjustments for the cumulative effect of adoption on assets and liabilities	1,617	8	-	4,075	(2,467)	-	(3)	-
Impact from capping Transition Date net premium ratio	-	650	-	3,093	-	-	(2,443)	-
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	1,233	(1,697)	-	(6,846)	-	-	-	6,382
Adjusted balance as of January 1, 2024, gross of reinsurance	$23,953	$15,788	$40,556	$86,718	$28,850	$5,931	$45,699	$(9,739)

The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company's previously reported consolidated balance sheet:

	December 31, 2024
	As Revised	LDTI Adoption Impacts	As Adjusted
	(In thousands)
ASSETS
Receivables:
Reinsurance recoverables	$22,942	$(61)	$22,881
Deferred income taxes, net	19,290	(3,320)	15,970
Deferred acquisition costs	44,842	(3,598)	41,244
Other assets	11,828	(2)	11,826
Total assets	389,020	(6,981)	382,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	98,464	(21,583)	76,881
Unearned premiums	31,178	(2,333)	28,845
Other policy liabilities	1,757	4,492	6,249
Total insurance reserves and policyholder funds	225,106	(19,424)	205,682
Total liabilities	290,892	(19,424)	271,468

Shareholders’ equity:
Retained earnings	44,369	(870)	43,499
Accumulated other comprehensive loss	(18,712)	13,313	(5,399)
Total shareholders’ equity	98,128	12,443	110,571
Total liabilities and shareholders’ equity	$389,020	$(6,981)	$382,039

The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company's previously reported consolidated statement of operations:

	Year Ended December 31, 2024
	As Revised	LDTI Adoption Impacts		As Adjusted
	(In thousands, except share and per share data)
Revenue:
Insurance premiums, net	$178,380	$(208	) (1)	$178,588
Total revenue	187,876	206		188,082

Benefits and expenses:
Insurance benefits and losses incurred	125,831	(1,753)		124,078
Future policy benefits remeasurement (gain) loss	-	(2,334)		(2,334)
Commissions and underwriting expenses	48,030	303		48,333
Total benefits and expenses	193,491	(3,784)		189,707

Loss before income taxes	(5,615)	3,990		(1,625)
Income tax benefit	(1,070)	838		(232)
Net loss	(4,545)	3,152		(1,393)
Net loss applicable to common shareholders	$(4,944)	$3,152		$(1,792)
Earnings (loss) per common share (basic)	$(0.25)	$0.16		$(0.09)
Earnings (loss) per common share (diluted)	$(0.25)	$0.16		$(0.09)

(1) Related to reclassification of group accident and health from long duration to short duration.

The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company's previously reported consolidated statements of comprehensive income:

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2024
	As Revised	LDTI Adoption Impacts	As Adjusted
	(In thousands)
Net loss	(4,545)	3,152	(1,393)
Other comprehensive gain (loss):
Future policy benefit discount rate remeasurement gain (loss)	-	8,774	8,774
Subtotal	(3,280)	8,774	5,494

Related income tax effect	689	(1,843)	(1,154)
Subtotal	689	(1,843)	(1,154)

Total other comprehensive income, net of tax	(2,591)	6,931	4,340
Total comprehensive income	(7,136)	$10,083	2,947

The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company's previously reported consolidated statements of equity:

	Year Ended December 31, 2024
	As Revised	LDTI Adoption Impacts	As Adjusted
(In thousands)
Retained earnings:
Balance, beginning of year	$49,721	$(4,022)	$45,699
Net loss	(4,545)	3,152	(1,393)
Balance, end of year	44,369	(870)	43,499
Accumulated other comprehensive loss:
Balance, beginning of year	(16,121)	6,382	(9,739)
Other comprehensive income (loss), net of tax	(2,591)	6,931	4,340
Balance, end of year	(18,712)	13,313	(5,399)

Total shareholders’ equity	$98,128	$12,443	$110,571

The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company's previously reported consolidated statements of cash flows:

	Year Ended December 31, 2024
	As Revised	LDTI Adoption Impacts	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net loss	(4,545)	$3,152	(1,393)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	16,645	1,906	18,551
Acquisition costs deferred	(17,637)	(1,602)	(19,239)
Benefit provision for credit losses	(26)	22	(4)
Deferred income tax benefit	(4,127)	837	(3,290)
Increase in receivables, net	(1)	2,889	2,888
Increase in insurance reserves and policyholder funds	12,684	(7,204)	5,480
Net cash provided by operating activities	$4,800	$-	$4,800

Future Adoption of New Accounting Standards

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

Accounting for Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (“ASU 350-40”): Targeted Improvements to the Accounting for Internal-Use Software. The update modernizes the accounting guidance based on stakeholder concerns that the existing guidance was designed around “waterfall” software development methods and does not align well with today’s agile and iterative development practices. The most significant change is the elimination of the existing software development “project stage” model as the trigger for capitalization. Instead, entities begin capitalizing internal-use software costs when management has authorized and committed funding for the project and it is probable the project will be completed and the software will be used as intended. The ASU does not change accounting for software to be sold, leased, or marketed externally (ASC 985-20), the requirement to expense items such as training, maintenance, data conversion, and data migration costs as incurred and the point at which capitalization ceases, which remains when the software is substantially complete and ready for its intended use. ASU 2025-06 is effective for all PBEs for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the new guidance and any effect it will have on the Company’s Consolidated Financial Statements.

Note 2. Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturity and equity securities, aggregated by type and industry, as of December 31, 2025 and December 31, 2024.

Fixed maturity securities were comprised of the following:

	2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Amortized Cost
Fixed maturity securities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$24,067	$207	$1,525	$-	$25,385
Loan backed and structured securities	29,033	192	1,322	-	30,163
Obligations of states and political subdivisions	7,335	16	1,445	-	8,764
Corporate securities:
Utilities and telecom	30,844	240	2,736	-	33,340
Financial services	65,779	952	3,193	-	68,020
Other business – diversified	41,191	174	3,184	-	44,201
Other consumer – diversified	45,658	97	4,597	-	50,158
Total corporate securities	183,472	1,463	13,710	-	195,719
Redeemable preferred stocks:
Other consumer – diversified	204	10	-	-	194
Total redeemable preferred stocks	204	10	-	-	194
Total fixed maturity securities	$244,111	$1,888	$18,002	$-	$260,225

	2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Amortized Cost
Fixed maturity securities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,251	$24	$2,144	$-	$24,371
Loan backed and structures securities	22,290	17	2,457	-	24,730
Obligations of states and political subdivisions	7,623	9	1,517	-	9,131
Corporate securities:
Utilities and telecom	24,623	108	3,206	-	27,721
Financial services	59,564	563	4,768	-	63,769
Other business – diversified	34,117	160	3,919	-	37,876
Other consumer – diversified	41,957	33	6,585	-	48,509
Total corporate securities	160,261	864	18,478	-	177,875
Redeemable preferred stocks:
Other consumer – diversified	187	-	5	-	192
Total redeemable preferred stocks	187	-	5	-	192
Total fixed maturity securities	$212,612	$914	$24,601	$-	$236,299

Bonds having an amortized cost of $15,376 and $15,065 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2025 and 2024, respectively, in accordance with statutory requirements. In addition, the Company maintains cash and cash equivalents on deposit with insurance regulatory authorities of $0 and $226 at December 31, 2025 and 2024, respectively. Additionally, bonds having an amortized cost of $8,861 and $9,209 and included in the tables above were pledged as collateral to FHLB at December 31, 2025 and 2024, respectively.

Equity securities were comprised of the following:

	2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	1,319	1,009	-	310
Communications	11,076	6,443	-	4,633
Total equity securities	$12,395	$7,452	$-	$4,943

	2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	1,149	843	-	306
Communications	6,751	2,118	-	4,633
Total equity securities	$7,900	$2,961	$-	$4,939

The carrying value and amortized cost of the Company’s investments in fixed maturity securities at December 31, 2025 and 2024 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2025		2024
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$10,389	$10,469	$7,484	$7,497
Due after one year through five years	62,870	63,892	62,722	64,703
Due after five years through ten years	33,769	34,264	32,820	35,552
Due after ten years	100,099	112,608	80,199	95,466
Asset backed securities	36,984	38,992	29,387	33,081
Totals	$244,111	$260,225	$212,612	$236,299

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2025 and 2024.

	2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$846	$3	$13,934	$1,522	$14,780	$1,525
Loan backed and structured securities	1,793	14	13,755	1,308	15,548	1,322
Obligations of states and political subdivisions	1,087	238	4,823	1,207	5,910	1,445
Corporate securities	20,083	661	120,360	13,049	140,443	13,710
Total temporarily impaired securities	$23,809	$916	$152,872	$17,086	$176,681	$18,002

	2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,753	$33	$16,136	$2,111	$19,889	$2,144
Loan backed and structured securities	1,010	5	16,069	2,452	17,079	2,457
Obligations of states and political subdivisions	-	-	5,839	1,517	5,839	1,517
Corporate securities	18,510	755	125,930	17,723	144,440	18,478
Redeemable preferred stocks	188	5	-	-	188	5
Total temporarily impaired securities	$23,461	$798	$163,974	$23,803	$187,435	$24,601

Analysis of Securities in Unrealized Loss Positions

As of December 31, 2025 and 2024, there were 210 and 213 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturity securities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. With the exception of the other than temporary impairment loss noted below, the unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

At each reporting date, the Company evaluates available-for-sale fixed maturity securities whose fair values are below their amortized cost bases. The Company first determines whether it intends to sell a security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. An intent to sell exists when the Company has made a decision to sell a security. If either condition is met, any existing allowance for credit losses (“ACL”) is written off, the security’s amortized cost basis is written down to fair value and any incremental impairment loss is recognized in earnings within realized investment gains (losses).

If the Company does not intend to sell a security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company evaluates whether any portion of the decline in fair value is attributable to credit-related factors. A credit loss exists when the present value of the cash flows expected to be collected is less than the security’s amortized cost basis. Credit-related losses are recognized in earnings through an ACL, limited to the amount by which the security’s amortized cost basis exceeds its fair value. Unrealized losses attributable to noncredit factors are recognized in other comprehensive income, net of applicable income taxes.

As part of this evaluation, the Company reviews each security in an unrealized loss position to determine whether the decline in fair value is attributable to general market factors, including changes in interest rates and market credit spreads, or to issuer-specific credit factors. Securities with significant declines in fair value or other indicators of potential credit deterioration are subject to a more detailed credit review.

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

During the year ended December 31, 2025, the Company recognized an impairment loss of approximately $488 related to an asset-backed security. Based on management’s evaluation of the underlying collateral performance, projected cash flows, and market conditions, the Company concluded that recovery of the security’s amortized cost basis was not expected. Accordingly, the Company recorded a full write-down of the investment to its estimated realizable value, resulting in a charge to realized investment losses of $488. The Company intends to sell the security.

For the other fixed maturity securities in an unrealized loss position, the Company similarly concluded that the unrealized losses were attributed to noncredit factors. Based on its credit analyses, the Company believes that the issuers have the ability to continue servicing their obligations. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases. Accordingly, the related unrealized losses remain in AOCI. Assuming no credit-related deterioration occurs, these unrealized losses are generally expected to diminish as the securities approach maturity.

The Company had no ACL on its available-for-sale fixed maturity securities as of December 31, 2025 and 2024.

Investment income was earned from the following sources:

	2025	2024
Fixed maturity securities	$9,802	$9,520
Equity securities	335	335
Other	394	191
	10,531	10,046
Investment expenses	265	255
Net investment income	$10,266	$9,791

Included in the net realized investment losses for the year ended December 31, 2025, was an impairment of a fixed maturity security totaling $488. The impairment resulted from a write-down of a security to its market value, which was recognized in earnings during the period. There were no impairments recognized for the year ended December 31, 2024.

A summary of realized investment gains (losses) follows:

	2025
	Fixed Maturity Securities	Equity Securities	Other Invested Assets	Total
Gains	$196	$-	$-	$196
Losses	(179)	-	-	(179)
Impairment losses	(488)	-	-	(488)
Realized investment losses, net	$(471)	$-	$-	$(471)

	2024
	Fixed Maturity Securities	Equity Securities	Other Invested Assets	Total
Gains	$19	$-	$1,193	$1,212
Losses	(2)	-	-	(2)
Realized investment gains, net	$17	$-	$1,193	$1,210

Proceeds from the sales of available-for-sale fixed maturity securities were as follows:

	2025	2024
Sales proceeds	$13,447	$-
Gross gains	186	-
Gross losses	178	-

There were no proceeds from the sales of equity securities during 2025 and 2024.

Proceeds from the sales of other invested assets were as follows:

	2025	2024
Sales proceeds	$-	$2,510
Gross gains	-	1,193
Gross losses	-	-

 Sales of available-for-sale securities in 2025 were primarily a result of improving the overall risk versus return profile of the portfolio. In addition, the Company sold its interest in a certain limited liability company held as other invested assets to a third-party in 2024.

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the years ended December 31, 2025 and 2024.

	2025	2024
Net realized and unrealized gains (losses) recognized during the period on equity securities	$4,491	$(1,516)
Less: Net realized gains recognized during the period on equity securities sold during the period	-	-
Unrealized gains (losses) on equity securities, net	$4,491	$(1,516)

The Company’s bond portfolio included 99% investment grade securities, as defined by the National Association of Insurance Commissioners (“NAIC”), at December 31, 2025 and 2024.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,037 and $6,616 at December 31, 2025 and 2024, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 at December 31, 2025 and 2024.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE other than future funding commitments. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,275 and $7,854, at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had outstanding commitments totaling $2,200 and $2,200, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly most of its fixed maturity securities, which consist of U.S. Treasury securities, U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturity securities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturity securities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers. Prices for the majority of the Company’s Level 2 fixed maturity securities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security. As of December 31, 2025 and December 31, 2024, the value of the equity security valued using Level 3 criteria was $193 and $189, respectively.   The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations. Other policy liabilities consisting of annuities of $4,783 and $4,938 were also included in level 3 valuations.

Recurring Fair Value Measurements

Cash Equivalents. The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturity Securities and Common and Non-Redeemable Preferred Stocks. The carrying amount is determined from publicly quoted market prices. Certain fixed maturity securities do not have publicly quoted values and consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at reasonable estimated rates of interest. Other qualitative and quantitative information is also considered, as applicable.

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

Annuities. Annuities, which are categorized as Level 3 fair value measurements, are carried at the present value of future annuity payments.

Junior Subordinated Debentures. The fair value is estimated based on observable interest rates and yields for debt instruments having similar characteristics.

As of December 31, 2025, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturity securities	$-	$244,111	$-	$244,111
Equity securities	12,202	-	193	12,395
Cash equivalents	16,941	994	-	17,935
Total	$29,143	$245,105	$193	$274,441

As of December 31, 2024, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturity securities	$-	$212,612	$-	$212,612
Equity securities	7,711	-	189	7,900
Cash equivalents	14,948	-	-	14,948
Total	$22,659	$212,612	$189	$235,460

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2025 and 2024:

	Level in Fair Value Hierarchy(1)	2025		2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	(1)	$43,636	$43,636	$35,570	$35,570
Fixed maturity securities	Level 2	244,111	244,111	212,612	212,612
Equity securities	(1)	12,395	12,395	7,900	7,900
Policy loans	Level 3	1,683	1,683	1,722	1,722

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,595	33,738	35,443
Revolving credit facility	Level 2	5,021	5,021	4,023	4,023
Other policy liabilities -annuities	Level 3(2)	4,783	4,783	4,938	4,938

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.
(2)	This value relates to annuities, which is a financial instrument, whereas the remaining items within other policy liabilities are not financial instruments.

Note 4. Allowance for Expected Credit Losses

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at December 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the years ended December 31, 2025 and 2024:

	At and year ended December 31, 2025
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$22,881	$73
Current period change for estimated uncollectible reinsurance		(15)
Write-offs of uncollectible reinsurance recoverables		-
Balance, end of period	$25,539	$58

	At and year ended December 31, 2024 (Restated)
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$23,953	$61
Current period change for estimated uncollectible reinsurance		12
Write-offs of uncollectible reinsurance recoverables		-
Balance, end of period	$22,881	$73

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at December 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the years ended December 31, 2025 and 2024:

	At and year ended December 31, 2025
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$21,878	$201
Current period change for expected credit losses		(12)
Write-offs of uncollectible insurance premiums and other receivables		-
Balance, end of period	$26,956	$189

	At and year ended December 31, 2024 (restated)
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$23,690	$217
Current period change for expected credit losses		(16)
Write-offs of uncollectible insurance premiums and other receivables		-
Balance, end of period	$21,878	$201

Note 5. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31, 2025 and 2024:

	2025			2024 (Restated)
	American Southern	Bankers Fidelity	Total	American Southern	Bankers Fidelity	Total

Deferred policy acquisition costs:
Balance, beginning of year	$2,866	$38,378	$41,244	$2,700	$37,856	$40,556
Capitalization	9,634	10,298	19,932	8,498	10,741	19,239
Amortization	(9,745)	(9,113)	(18,858)	(8,332)	(10,219)	(18,551)
Balance, end of year(1)	$2,755	$39,563	$42,318	$2,866	$38,378	$41,244

1) DAC is associated with the following product lines: American Southern products include automobile liability, general liability, inland marine, automobile physical damage, and surety; and Bankers Fidelity products include individual life, group whole life, Medicare Supplement, and individual and group accident and health products.

The following table presents a rollforward of deferred policy acquisition costs for American Southern by line of business for the years ended December 31, 2025 and 2024:

	2025
	Automobile Liability	General Liability	Inland Marine	Automobile Physical Damage	Surety	Total

DAC balance as of the beginning of the year	$721	$633	$186	$524	$802	$2,866
Capitalized expenses	2,781	2,182	691	1,876	2,104	9,634
Amortization of DAC	(2,707)	(2,191)	(679)	(1,864)	(2,304)	(9,745)
DAC balance as of the valuation date	$795	$624	$198	$536	$602	$2,755

	2024
	Automobile Liability	General Liability	Inland Marine	Automobile Physical Damage	Surety	Total

DAC balance as of the beginning of the year	$731	$585	$151	$431	$802	$2,700
Capitalized expenses	2,139	1,875	551	1,555	2,378	8,498
Amortization of DAC	(2,149)	(1,827)	(516)	(1,462)	(2,378)	(8,332)
DAC balance as of the valuation date	$721	$633	$186	$524	$802	$2,866

The following table presents a rollforward of deferred policy acquisition costs for Bankers Fidelity by line of business for the years ended December 31, 2025 and 2024:

	2025

	Individual Life	Group Whole Life	Medicare Supplement	Other Individual Accident and Health	Group Accident and Health	Total

DAC balance as of the beginning of the year	$6,258	$10,788	$17,368	$3,958	$6	$38,378
Capitalized expenses	514	3,440	3,270	1,521	1,553	10,298

Amortization of DAC	(601)	(2,090)	(3,415)	(1,451)	(1,556)	(9,113)
DAC balance as of the valuation date	$6,171	$12,138	$17,223	$4,028	$3	$39,563

	2024
	(Restated)
	Individual Life	Group Whole Life	Medicare Supplement	Other Individual Accident and Health	Group Accident and Health	Total

DAC balance as of the beginning of the year	$6,428	$8,435	$19,443	$3,527	$23	$37,856
Capitalized expenses	376	3,818	1,985	1,229	3,333	10,741
Amortization of DAC	(546)	(1,465)	(4,060)	(798)	(3,350)	(10,219)
DAC balance as of the valuation date	$6,258	$10,788	$17,368	$3,958	$6	$38,378

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred. Implementation expenses incurred related to third party professional and consulting services have been capitalized. The Company will begin amortizing, on a straight-line basis over the expected remaining term of the hosting arrangement, when the software is substantially ready for its intended use. The Company incurred and capitalized implementation costs of $638 and $108 during the years ended December 31, 2025 and 2024, respectively. The Company has capitalized $5,313 and $4,675 in implementation costs in other assets in its Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively. The Company expects the software will be substantially ready for its intended use during 2026. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for years ended December 31, 2025 and 2024.

Note 7. Future Policy Benefits

The LFPB represents the present value of expected future policy benefits and claim‑related expenses, less the present value of expected future net premiums. Net premiums represent the portion of gross premiums required to fund expected benefits based on current assumptions.

The following table sets forth the liability for future policy benefits as of December 31, 2025 and 2024:

	2025	2024
(Dollar amounts in thousands)		(Restated)
Individual life	$42,411	$43,477
Group life	11,254	5,483
Medicare Supplement	9,617	8,478
Other individual health	21,437	19,443
Net liability for future policy benefits	84,719	76,881
Less: reinsurance recoverable	(5,309)	(5,217)
Net liability for future policy benefits, net of reinsurance recoverable	$79,410	$71,664

Changes in Future Liability Policy Benefits

One component of the change in the LFPB is the change attributable to changes in cash flow assumptions.  The LFPB is calculated based on assumptions that are evaluated at least annually. These assumptions include mortality and voluntary policyholder lapses for individual life and group life, and total policy terminations and claim costs for Medicare Supplement products and other individual health products.

The Company performed experience studies based on cutoff dates of December 31, 2024 and December 31, 2025 to determine the assumptions for the calculation of the LFPB as of the respective valuation dates.  Based on these studies, the Company updated mortality and voluntary lapse assumptions for individual and group life products and claim cost assumptions for Medicare Supplement products. The updated assumptions did not significantly affect LFPB for the life products. Changes in Medicare Supplement claim cost assumptions reduced LFPB by approximately $1,467 and $2,480 as of December 31, 2024 and December 31, 2025, respectively, primarily due to lower projected claim costs during the first three policy years. The remainder of the remeasurement gain of $225 and $1,232 in 2024 and 2025, respectively, were attributable to the differences between actual and expected cash flows. No portion of the LFPB remeasurement gain for 2024 or 2025 resulted from the application of the 100% net premium ratio cap.

The following table presents the balances of and changes in the liability for future policy benefits as of and for the year ended December 31, 2025:

	2025
(Dollar amounts in thousands)	Individual Life	Group Life	Medicare Supplement	Other Individual Health	Total
Present value of expected net premiums:
Beginning balance as of January 1	$18,698	$60,665	$749,267	$28,888	$857,518
Beginning balance, at original discount rate	19,313	67,017	835,891	31,290	953,511
Effect of changes in cash flow assumptions	15	(2,046)	(17,467)	-	(19,498)
Effect of actual variances from expected experience	(35)	(9,613)	18,362	(1,692)	7,022
Adjusted beginning balance	19,293	55,358	836,786	29,598	941,035
Issuances	785	15,092	313,351	8,407	337,635
Interest accretion	919	2,926	34,958	1,259	40,062
Net premiums collected(1)	(2,697)	(6,641)	(97,008)	(5,067)	(111,413)
Other	(1)	-	-	(10)	(11)
Ending balance, at original discount rate	18,299	66,735	1,088,087	34,187	1,207,308
Effect of changes in discount rate assumptions	(229)	(3,977)	(60,414)	(1,364)	(65,984)
Ending balance as of December 31,	$18,070	$62,758	$1,027,673	$32,823	$1,141,324

Present value of expected future policy benefits:
Beginning balance as of January 1	$62,175	$66,148	$757,649	$48,331	934,303
Beginning balance, at original discount rate	63,964	84,798	842,118	55,055	1,045,935
Effect of changes in cash flow assumptions	21	(2,138)	(19,947)	(2)	(22,066)
Effect of actual variances from expected experience	171	(9,834)	17,130	(2,743)	4,724
Adjusted beginning balance	64,156	72,826	839,301	52,310	1,028,593
Issuances	784	15,101	313,018	8,300	337,203
Interest accretion	3,167	3,843	36,102	2,175	45,287
Benefit payments	(6,558)	(2,003)	(88,477)	(2,520)	(99,558)
Other	(436)	(195)	(2,875)	(1,028)	(4,534)
Ending balance, at original discount rate	61,113	89,572	1,097,069	59,237	1,306,991
Effect of changes in discount rate assumptions	(632)	(15,560)	(60,367)	(4,977)	(81,536)
Ending balance as of December 31,	$60,481	$74,012	$1,036,702	$54,260	$1,225,455
Net liability for future policy benefits, before flooring adjustments	42,411	11,254	9,029	21,437	84,131
Flooring adjustments(2)	-	-	588	-	588
Net liability for future policy benefits	42,411	11,254	9,617	21,437	84,719
Less: reinsurance recoverable	(47)	-	(5,262)	-	(5,309)
Net liability for future policy benefits, net of reinsurance recoverable	$42,364	$11,254	$4,355	$21,437	$79,410
Weighted average liability duration (years)	8.7	16.2	6.5	7.9

(1)	Net premiums represent the portion of gross premiums collected from policyholders that is necessary to fund expected benefit payments.
(2)
Flooring adjustments are necessary when the present value of future net premiums exceeds the present value of future benefits for a given cohort. The flooring adjustment is the total of the flooring adjustments for each cohort, if any.  These adjustments ensure that the liability for future policy benefits is at least zero for all cohorts.

The following table presents the balances of and changes in the liability for future policy benefits as of and for the year ended December 31, 2024.

	2024
	(Restated)
(Dollar amounts in thousands)	Individual Life	Group Life	Medicare Supplement	Other Individual Health	Total
Present value of expected net premiums:
Beginning balance as of January 1	$19,626	$52,337	$769,715	$26,734	$868,412
Beginning balance, at original discount rate	19,429	56,900	838,249	29,115	943,693
Effect of changes in cash flow assumptions	(2)	(1,729)	(17,867)	-	(19,598)
Effect of actual variances from expected experience	744	(5,838)	21,955	(3,094)	13,767
Adjusted beginning balance	20,171	49,333	842,337	26,021	937,862
Issuances	883	21,609	50,374	8,589	81,455
Interest accretion	947	2,762	28,816	1,096	33,621
Net premiums collected(1)	(2,688)	(6,688)	(85,637)	(4,420)	(99,433)
Other	-	1	1	4	6
Ending balance, at original discount rate	19,313	67,017	835,891	31,290	953,511
Effect of changes in discount rate assumptions	(615)	(6,352)	(86,624)	(2,402)	(95,993)
Ending balance as of December 31,	$18,698	$60,665	$749,267	$28,888	$857,518

Present value of expected future policy benefits:
Beginning balance as of January 1	$67,902	$56,767	$784,912	$45,549	955,130
Beginning balance, at original discount rate	66,232	69,013	851,128	50,884	1,037,257
Effect of changes in cash flow assumptions	(3)	(1,749)	(19,334)	-	(21,086)
Effect of actual variances from expected experience	941	(5,886)	21,730	(4,024)	12,761
Adjusted beginning balance	67,170	61,378	853,524	46,860	1,028,932
Issuances	885	21,609	50,327	8,662	81,483
Interest accretion	3,304	3,388	29,975	1,913	38,580
Benefit payments	(6,592)	(1,322)	(90,961)	(2,200)	(101,075)
Other	(803)	(255)	(747)	(180)	(1,985)
Ending balance, at original discount rate	63,964	84,798	842,118	55,055	1,045,935
Effect of changes in discount rate assumptions	(1,789)	(18,650)	(84,469)	(6,724)	(111,632)
Ending balance as of December 31,	$62,175	$66,148	$757,649	$48,331	$934,303
Net liability for future policy benefits, before flooring adjustments	43,477	5,483	8,382	19,443	76,785
Flooring adjustments(2)	-	-	96	-	96
Net liability for future policy benefits	43,477	5,483	8,478	19,443	76,881
Less: reinsurance recoverable	(56)	-	(5,161)	-	(5,217)
Net liability for future policy benefits, net of reinsurance recoverable	$43,421	$5,483	$3,317	$19,443	$71,664
Weighted average liability duration (years)	8.4	17.2	6.2	8.2

(1)	Net premiums represent the portion of gross premiums collected from policyholders that is necessary to fund expected benefit payments
(2)
Flooring adjustments are necessary when the present value of future net premiums exceeds the present value of future benefits for a given cohort. The flooring adjustment is the total of the flooring adjustments for each cohort, if any.  These adjustments ensure that the liability for future policy benefits is at least zero for all cohorts.

Weighted Average Interest Rates

The following table presents the balances of and changes in the liability for future policy benefits as of and for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Individual Life
Interest accretion (locked-in) rate	4.9%	4.5%
Current discount rate	5.3%	5.5%
Group Life
Interest accretion (locked-in) rate	5.0%	4.6%
Current discount rate	5.9%	5.9%
Medicare Supplement
Interest accretion (locked-in) rate	4.8%	3.6%
Current discount rate	6.4%	6.0%
Other Individual Health
Interest accretion (locked-in) rate	4.0%	3.8%
Current discount rate	5.5%	5.7%

Discounted Future Gross Premium

The following table sets forth the amount of undiscounted and discounted expected future gross premiums and expected future benefit payments as December 31, 2025 and 2024.

	2025		2024
(Dollar amounts in thousands)	Undiscounted	Discounted	Undiscounted	Discounted

Individual life
Expected future gross premiums	$61,771	$37,820	$67,906	$40,068
Expected future benefits payments	115,435	60,481	121,624	62,175
Group Life
Expected future gross premiums	214,892	127,261	202,437	116,517
Expected future benefits payments	237,776	74,012	222,729	66,148
Medicare Supplement
Expected future gross premiums	2,264,574	1,515,989	1,642,269	1,104,499
Expected future benefits payments	1,528,633	1,036,702	1,112,219	757,649
Other Individual Health
Expected future gross premiums	76,730	55,173	66,512	45,630
Expected future benefits payments	84,052	54,260	77,814	48,331

Revenue Interest Accretion

The following table sets forth the amount of revenue and interest accretion (expense) recognized in net income related to our liability for future policy benefits for the years ended December 31, 2025 and 2024.

	2025		2024
(Dollar amounts in thousands)	Gross Premiums	Interest Accretion(1)	Gross Premiums	Interest Accretion(1)

Individual life	$5,782	$2,248	$5,947	$2,357
Group Life	13,468	918	12,834	626
Medicare Supplement	144,644	1,144	126,726	1,159
Other Individual Health	9,199	916	8,042	816
	$173,093	$5,226	$153,549	$4,958

(1)	Amounts for interest accretion are included in benefits and other changes in policy reserves in the consolidated statement of operations.

Note 8. Other Insurance Reserves and Policyholder Funds

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2025		2024
Balance at January 1	$93,707		$87,478
Less: Reinsurance recoverable on unpaid losses	(17,390)		(14,678)
Net balance at January 1	76,317		72,800

Incurred related to:
Current year	123,043		112,393
Prior years	1,076	(1)	5,708	(2)
Total incurred	124,119		118,101

Paid related to:
Current year	64,115		64,300
Prior years	41,783		50,284
Total paid	105,898		114,584
Net balance at December 31	94,538		76,317
Plus: Reinsurance recoverable on unpaid losses	19,298		17,390
Balance at December 31	$113,836		$93,707

(1) Prior years’ development was primarily the result of unfavorable development in the property and casualty operations predominately in the automobile liability line of business due to reserve strengthening, partially offset by favorable development in the Medicare Supplement line of business in the life and health segment.

(2) Prior years’ development was primarily the result of unfavorable development in the property and casualty operations in the automobile liability line of business due to frequency and severity in the inflationary factors, as well as unfavorable development in the 2021 and 2022 accident years.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2025	2024
		(Restated)
Total incurred losses	$124,119	$118,101
Cash surrender value and matured endowments	2,001	1,340
Benefit reserve changes	6,555	2,303
Total insurance benefits and losses incurred(1)	$132,675	$121,744

(1) This line is net of LFPB remeasurement gain of $4,866 and $2,334 for 2025 and 2024, respectively.

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2024 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

											As of December 31, 2025
	For the Years Ended December 31,										IBNR Reserves	Cumulative Number of Reported Claims
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of
	Reinsurance
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$58,849	$59,851	$63,226	$63,225	$63,221	$63,221	$63,221	$63,221	$63,221	$63,221	$-	1,879
2017		67,960	69,655	69,643	69,635	69,633	69,633	69,632	69,633	69,633	-	2,929
2018			79,140	80,404	80,361	80,357	80,351	80,348	80,348	80,348	-	4,106
2019				88,765	87,028	86,988	86,986	86,980	86,978	86,978	-	4,494
2020					75,857	75,715	75,730	75,730	75,708	75,709	-	3,706
2021						65,267	61,579	61,785	61,740	61,727	-	3,543
2022							58,777	56,047	55,970	55,911	11	4,214
2023								48,367	47,029	47,098	66	4,320
2024									43,708	39,863	474	3,797
2025										41,383	12,033	2,014
										$621,871

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$49,165	$59,747	$63,226	$63,225	$63,221	$63,221	$63,221	$63,221	$63,221	$63,221
2017		57,696	69,517	69,643	69,635	69,633	69,633	69,633	69,633	69,633
2018			66,565	80,222	80,361	80,355	80,351	80,348	80,348	80,348
2019				72,333	86,856	86,978	86,985	86,980	86,978	86,978
2020					63,129	75,527	75,710	75,715	75,708	75,709
2021						50,197	61,350	61,733	61,726	61,727
2022							46,111	55,808	55,920	55,900
2023								36,388	46,795	47,032
2024									31,500	39,389
2025										29,350
										$609,287
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$12,584

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

Automobile Liability

											As of December 31, 2025
	For the Years Ended December 31,										IBNR Reserves	Cumulative Number of Reported Claims
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$20,549	$21,275	$21,846	$22,388	$22,245	$22,310	$22,448	$22,448	$22,448	$22,448		3,863
2017		22,179	24,212	23,766	25,180	26,009	26,153	26,231	26,254	26,255	$1	3,813
2018			24,284	25,682	27,338	30,013	30,464	31,135	31,170	31,154	16	3,651
2019				25,241	24,045	25,724	28,042	28,513	29,216	29,384	59	3,608
2020					22,416	16,442	20,137	21,164	21,459	21,066	84	2,523
2021						25,887	21,172	24,957	27,041	26,866	215	2,794
2022							28,860	27,293	31,633	33,348	1,379	2,933
2023								33,266	33,626	39,468	3,408	2,986
2024									34,105	31,049	3,955	2,808
2025										42,314	22,340	2,371
										303,352

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$6,796	$13,141	$16,397	$19,613	$21,408	$21,809	$22,448	$22,448	$22,448	$22,448
2017		7,401	16,317	20,221	22,778	25,023	25,712	26,222	26,249	26,249
2018			6,989	15,647	21,121	24,662	27,671	29,201	30,507	31,057
2019				7,305	14,694	19,384	22,868	26,126	28,778	29,025
2020					5,172	9,941	14,693	18,133	20,466	20,553
2021						6,242	13,918	19,230	24,798	25,552
2022							7,023	18,010	24,137	29,123
2023								9,068	22,232	29,019
2024									8,939	18,929
2025										8,193
										$240,148
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$63,204

Automobile Physical Damage

						As of December 31, 2025
	For the Years Ended December 31,					IBNR Reserves	Cumulative Number of Reported Claims
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

Accident Year	2021	2022	2023	2024	2025
2021	$14,296	$13,385	$13,305	$13,329	$13,323	$1	1,914
2022		10,962	10,648	10,564	10,574	-	1,777
2023			6,460	6,485	6,301	3	1,599
2024				7,418	8,029	12	1,679
2025					9,707	247	1,538
					47,934

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2021	2022	2023	2024	2025
2021	$11,993	$13,277	$13,257	$13,302	$13,315
2022		8,475	10,368	10,528	10,573
2023			5,397	6,340	6,263
2024				5,864	7,885
2025					7,055
					$45,091
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$2,843

General Liability

											As of December 31, 2025
	For the Years Ended December 31,										IBNR Reserves	Cumulative Number of Reported Claims
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$3,119	$1,148	$736	$608	$621	$619	$620	$620	$620	$620		94
2017		1,490	488	513	738	738	839	777	777	777		84
2018			1,656	333	198	128	183	183	193	185		77
2019				1,916	707	455	515	909	516	547	$12	98
2020					2,223	670	657	363	793	687	13	91
2021						2,567	1,329	1,328	1,267	1,377	9	106
2022							2,770	2,380	2,530	2,447	103	143
2023								2,887	1,445	1,015	70	126
2024									3,139	1,836	405	120
2025										2,111	1,271	70
										11,602

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$116	$203	$568	$608	$617	$619	$620	$620	$620	$620
2017		75	136	365	556	696	741	777	777	777
2018			65	90	115	128	183	183	185	185
2019				41	209	242	354	404	433	491
2020					208	385	462	539	593	629
2021						364	646	813	1,178	1,336
2022							402	1,169	1,622	2,156
2023								125	399	857
2024									239	1,002
2025										247
										$8,300
All outstanding liabilities before 2016, net of reinsurance										205
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,507

Surety

											As of December 31, 2025
	For the Years Ended December 31,
											IBNR Reserves	Cumulative Number of Reported Claims
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$3,314	$1,812	$1,865	$1,876	$1,865	$1,678	$1,670	$1,666	$1,660	$1,654	$-	$50
2017		4,677	3,671	3,799	3,629	3,514	3,440	3,448	3,403	3,398	2	47
2018			3,528	1,938	1,381	956	767	750	750	748	-	67
2019				2,130	657	630	513	507	439	424	-	64
2020					2,263	574	465	460	402	400	-	32
2021						2,936	1,455	1,497	1,475	1,524	7	23
2022							3,202	2,339	2,296	2,265	19	36
2023								2,634	1,627	1,581	4	51
2024									2,324	1,074	159	122
2025										1,771	1,413	33
										$14,839

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,054	$1,732	$1,772	$1,873	$1,862	$1,677	$1,670	$1,666	$1,660	$1,654
2017		1,971	3,255	3,523	3,545	3,442	3,402	3,400	3,394	3,388
2018			1,157	1,454	1,361	941	760	749	748	748
2019				259	395	568	446	444	439	424
2020					97	460	464	459	400	400
2021						156	803	1,496	1,475	1,475
2022							970	2,191	2,180	2,153
2023								98	1,602	1,565
2024									392	735
2025										211
										$12,753
All outstanding liabilities before 2016, net of reinsurance										47
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$2,133

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

The following is supplementary information about average historical claims duration as of December 31, 2025.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Subrogation and Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	80.5%	18.1%	0.3%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile liability	24.6%	29.4%	17.6%	14.2%	8.5%	3.8%	2.5%	0.6%	0.0%	0.0%
Automobile physical damage	80.3%	16.9%	0.0%	0.4%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
General liability	18.1%	23.6%	24.4%	16.9%	12.9%	3.3%	4.1%	0.0%	0.0%	0.0%
Surety	46.9%	51.6%	10.3%	-11.7%	-7.2%	-3.0%	-1.0%	-0.1%	-0.3%	-0.4%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

Net outstanding liabilities:	December 31, 2025
Medicare Supplement	$12,584
Automobile liability	63,204
Automobile physical damage	2,843
General liability	3,507
Surety	2,133
Other short-duration insurance lines(1)	2,561
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	86,832

Reinsurance recoverable on unpaid losses:
Medicare Supplement	11,583
Automobile liability	4,842
Automobile physical damage	209
General liability	2,664
Other short-duration insurance lines	5,054
Total reinsurance recoverable on unpaid losses	24,352

Unallocated claims adjustment expenses	2,652

Total gross liability for unpaid losses, claims and loss adjustment expenses	$113,836

(1) For American Southern, other short duration insurance lines are inland marine cargo policies. For Bankers Fidelity, other short duration insurance lines for which the detailed claim development is not shown are group accident and health products, which collectively have a claim liability of $705. These products are group critical illness, group disability income, group hospital indemnity, and group accident and medical expense. There are no reinsurance arrangements for any of these Bankers Fidelity products.

Note 9. Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99.8% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2025. Reinsurance recoverables of $25,539 were due from General Re Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $225,000 excess of $125,000 retention; and automobile liability and general liability - excess coverage of $2,000 less retentions that may vary from $100,000 to $700,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5,500 limit excess of $500,000 retention.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. The maximum retention by Bankers Fidelity on any one individual life insurance policyholder is $200. As of December 31, 2025, $5,700 of the $1,040,300 of life insurance in force at Bankers Fidelity was reinsured under a combination of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare Supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2025, the liability of the reinsurer was 71% of all new Medicare Supplement business issued by the Company. This percentage is calculated based on a cession percentage of 50% on amounts of new business of up to $30,000 of annualized premium, and 100% of all new Medicare Supplement business in excess of $30,000 of annualized premium. Accordingly, $36,900 of the Company’s $51,900 of new annualized Medicare Supplement premium was ceded.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	For the Year Ended Dec 31, 2025
	American Southern	Bankers Fidelity	Total
Direct premiums written	$54,146	$177,947	$232,093
Assumed premiums written	42,453	-	42,453
Ceded premiums written	(6,165)	(68,234)	(74,399)
Net premiums written	90,434	109,713	200,147

Direct premiums earned	54,268	179,872	234,140
Assumed premiums earned	36,401	-	36,401
Ceded premiums earned	(6,165)	(68,234)	(74,399)
Net premiums earned	84,504	111,638	196,142

Provision for benefits and losses incurred	69,390	107,904	177,294
Reinsurance loss recoveries	(4,136)	(40,483)	(44,619)
Insurance benefits and losses incurred	$65,254	$67,421	$132,675 (1)

(1) This line is net of LFPB remeasurement gain of $4,866 for 2025.

	For the Year Ended Dec 31, 2024
		(Restated)
	American	Bankers
	Southern	Fidelity	Total
Direct premiums written	$45,837	$164,469	$210,306
Assumed premiums written	27,834	-	27,834
Ceded premiums written	(5,979)	(53,236)	(59,215)
Net premiums written	67,692	111,233	178,925

Direct premiums earned	46,149	164,135	210,284
Assumed premiums earned	27,519	-	27,519
Ceded premiums earned	(5,979)	(53,236)	(59,215)
Net premiums earned	67,689	110,899	178,588

Provision for benefits and losses incurred	58,024	103,272	161,296
Reinsurance loss recoveries	(2,257)	(37,295)	(39,552)
Insurance benefits and losses incurred	$55,767	$65,977	$121,744 (2)

(2) This line is net of LFPB remeasurement gain of $2,334 for 2024.

Components of reinsurance receivables at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses, net of allowance	$7,715	$11,583	$19,298
Recoverable on unpaid benefits	-	5,309	5,309
Recoverable on paid losses	-	-	-
Ceded benefit reserves	-	(105)	(105)
Ceded unearned premiums	-	-	-
Ceded advanced premiums	-	1,037	1,037
Total reinsurance receivables	$7,715	$17,824	$25,539

	December 31, 2024
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses, net of allowance	$8,602	$8,788	$17,390
Recoverable on unpaid benefits	-	5,217	5,217
Recoverable on paid losses	-	-	-
Ceded benefit reserves	-	(64)	(64)
Ceded unearned premiums	-	-	-
Ceded advanced premiums	-	338	338
Total reinsurance receivables	$8,602	$14,279	$22,881

Reinsurance Concentration	2025	2024
General Re	25,539	22,881
General Re percentage	99.8%	99.8%

Note 10. Income Taxes

Total income taxes were allocated as follows:

	Year Ended December 31
	2025	2024
Total tax expense (benefit) on income	$1,704	$(232)
Tax expense (benefit) on components of shareholders’ equity:
Unrealized gains and losses on available-for-sale fixed maturity securities, including reclassification adjustments	1,590	(689)
LDTI future policy benefit discount-rate remeasurement, net of the related reinsurance-recoverable effect	(259)	1,843
Total tax expense on components of shareholders’ equity	1,331	1,154
Total tax expense	$3,035	$922

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit is as follows:

	Year Ended December 31
	2025	2024
Federal income tax provision at the statutory rate	$1,621	$(342)
Statutory rate	21%	21%

Dividends-received deduction	(25)	(25)
Meals and entertainment	70	77
Vested stock and club dues	10	3
Parking disallowance	25	20
Adjustment for prior years’ estimates to actual	3	35
Income tax expense (benefit)	$1,704	$(232)
Effective tax rate	22.1%	14.3%

State income taxes, net of federal income tax effect(1)(2)	187	213

(1) State income taxes were paid to various states and are included in general and administrative expenses in the Consolidated Statement of Operations.
(2) State taxes in Florida made up the majority of the tax effect in this category.

        The Company has adopted ASU 2023-09 – Improvements to Income Tax Disclosures which requires the Company to disaggregate state income tax expense, net of the federal income tax effect.

The primary difference between the effective tax rate and the federal statutory income tax rate for 2025 resulted from a permanent difference related to meals and entertainment. Another contributing factor to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary difference between the effective tax rate and the federal statutory income tax rate for 2024 resulted from a permanent difference related to meals and entertainment. Also contributing to differences between the effective tax rate and the federal statutory income tax rate was the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $35 in the year ended December 31, 2024. Another contributing factor to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to the DRD. The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

Deferred tax assets and liabilities at December 31, 2025 and 2024 were comprised of the following:

	2025	2024
Deferred tax assets:
Deferred acquisition costs	$11,098	$10,264
Net unrealized investment losses	1,815	3,303
Impaired assets	894	791
Bad debts and other	303	207
Net operating loss	1,503	1,945
Other	37	1,324
Total deferred tax assets	15,650	17,834
Deferred tax liabilities:
Deferred and uncollected premiums	$(348)	$(738)
Insurance reserves	(258)	(1,126)
Total deferred tax liabilities	(606)	(1,864)
Net deferred tax asset	$15,044	$15,970

The components of income tax expense (benefit) were:

	Year Ended December 31
	2025	2024
Federal
Current U.S. income tax expense	$2,109	$1,124
Deferred U.S. income tax expense (benefit)	(405)	(1,356)
	$1,704	$(232)

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years 2022, 2023 and 2024 are considered open tax years that remain subject to examination by the Internal Revenue Service.

Note 11. Credit Arrangements

Bank Debt

On May 12, 2021, the Company entered into a revolving credit agreement (“Revolving Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Revolving Credit Agreement provides for an unsecured $10,000 revolving credit facility that originally matured on April 12, 2024. On March 22, 2024, the Company entered into a First Amendment (the "Amendment") to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with the Lender. The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027, (c) requires the monthly payment of an unused commitment fee of 0.2% of the unused facility amount, and (d) requires that the Company maintain a consolidated net worth of not less than $64,200. On May 27, 2026, July 31, 2026, October 9, 2026 and October 15, 2026, the Company and the Lender entered into amendments to the Credit Agreement, each of which had the effect of extending the then-applicable deadlines by which the Company must deliver to the Lender (i) the Company’s audited consolidated financial statements for the year ended December 31, 2025, (ii) the Company’s interim consolidated financial statements for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, and (iii) related certificates of the Company’s compliance with financial covenants under the Credit Agreement and certain other matters. The Fifth Amendment to the Revolving Credit Agreement, dated October 15, 2026, also amended the minimum AM Best financial strength rating that must be maintained by American Southern Insurance Company to be no lower than “A-” and waived related defaults under the Credit Agreement occurring prior to such amendment. Except as modified by these amendments, the existing terms of the original Credit Agreement remain in effect.

The Credit Agreement requires the Company to comply with certain covenants, including a debt-to-capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of December 31, 2025 and 2024, the Company had outstanding borrowings of $5,021 and $4,023, respectively, under the Credit Agreement.

For the year ended 2025 and 2024, the Company incurred $257 and $283 in interest expense, respectively, on the revolving credit facility borrowing. During the year ended 2025 and 2024, the Company paid $12 and $9, respectively, in fees on the available unused amount of the revolving credit facility of $5,000 and $6,000, respectively. At December 31, 2025 and 2024, the effective interest rate was 5.97% and 6.67%, respectively.

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

The outstanding $18,042 and $15,696 of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company. Prior to July 1, 2023, the interest rate was based on 3-month LIBOR plus an applicable margin. Effective July 1, 2023, the interest rate is determined based on a reference rate of the 3-month SOFR plus applicable tenor spread of 0.26161% plus an applicable margin, ranging from 4.00% to 4.10%. At December 31, 2025 and 2024, the effective interest rate was 8.13% and 8.82%, respectively.

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2025 and 2024, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2025	$18,042	$23,196
Less: Treasury debt(3)	-	(7,500)
Net balance December 31, 2025	$18,042	$15,696
Net balance December 31, 2024	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 12. Leases

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

The original term of the second lease was ten years and amended in January 2017 to provide for an additional seven years, with a termination date on September 30, 2026. The second lease was amended on April 2, 2026 to extend the lease, commencing on October 1, 2026 and expiring on July 31, 2037. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

       The original term of the third lease was three years and renewed for an additional three years, effective August 1, 2025 with a termination date on July 31, 2028. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for each of the years ended December 31, 2025 and 2024 was $1,186 and $1,014.

Additional information regarding the Company’s real estate operating leases is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$1,254	$1,065
Right-of-use assets included in other assets on the consolidated balance sheet	4,632	5,225
Weighted average discount rate	7.9%	6.8%
Weighted average remaining lease term in years	6.7 years	7.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
2026	$1,113
2027	693
2028	673
2029	645
2030	719
Thereafter	2,876
Total undiscounted lease payments	6,719
Less: present value adjustment	2,023
Operating lease liability included in accounts payable and accrued expenses on the consolidated balance sheet	$4,696

Note 13. Benefit Plans

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

During the year ended 2025 and 2024, there were no restricted shares issued under the 2022 Plan. The estimated fair value of the restricted shares issued are based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period following the date of grant. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2022 Plan in 2025 and 2024.

Shares available for future grant under the 2022 Plan at December 31, 2025 and 2024 were 2,960,000.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2025 and 2024 was $270 and $306, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2025 and 2024 of $716 and $682, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five-year graded schedule.

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

Note 14. Preferred Stock

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2025 and 2024, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2025 and 2024. During each of 2025 and 2024, the Company paid Series D Preferred Stock dividends of $399.

Note 15. Earnings (Loss) Per Common Share

Basic income (loss) per share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the income (loss) per common share calculations is as follows:

For the Year Ended December 31, 2025
	Income	Weighted Average Shares Outstanding (in thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$6,017	20,398
Less preferred stock dividends	(399)	-
Net income applicable to common shareholders	$5,618	20,398	$0.28

	For the Year Ended December 31, 2024 (Restated)
	Loss	Weighted Average Shares Outstanding (in thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(1,393)	20,400
Less preferred stock dividends	(399)	-
Net loss applicable to common shareholders	$(1,792)	20,400	$(0.09)

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2025 and 2024 since its impact would have been antidilutive.

Note 16. Statutory Reporting

The assets, liabilities and results of operations have been reported on the basis of GAAP, which varies in some respects from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP are that under SAP: (i) carrying value of certain investments differ on a GAAP versus SAP basis, such as fixed maturity securities that are shown at amortized cost for SAP versus fair value for GAAP; (ii) certain assets that are non-admitted assets are eliminated from the balance sheet; (iii) acquisition costs for policies are expensed as incurred, while they are deferred and amortized over the estimated life of the policies under GAAP; (iv) the provision that is made for deferred income taxes is different than under GAAP; (v) the timing and methodology of establishing certain reserves is different than under GAAP; (vi) reinsurance is shown net on balance sheet for SAP; and (vii) certain valuation allowances attributable to certain investments are required under SAP such as asset valuation reserve and interest maintenance reserve.

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and capital and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries as filed in the annual statements with the state insurance departments for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024

Bankers Fidelity, net income	$6,946	$1,359
American Southern, net income	3,814	1,442
Statutory net income	$10,760	$2,801

Bankers Fidelity, capital and surplus	$34,393	$32,443
American Southern, capital and surplus	48,688	47,670
Statutory capital and surplus	$83,081	$80,113

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $8,400 and $9,000 in the years ended 2025 and 2024, respectively, from its subsidiaries. In 2026, dividend payments to the Parent by the insurance subsidiaries in excess of $8,058 would require prior approval.

Note 17. Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space, certain investing and financing activities, as well as inconsequential administrative and consulting services. At December 31, 2025, two members of the Company’s board of directors, including the Company’s Chairman, President and Chief Executive Officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity, 4370 Peachtree LLC. During the years ended December 31, 2025 and 2024, the Company paid $1,352 and $1,153, respectively, under this lease.

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

Certain financing for the Company has also been provided by an entity affiliated with the controlling shareholder of the Company in the form of an investment in the Series D Preferred Stock (See Note 14). During the years ended December 31, 2025 and 2024, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Media, Inc. (“Gray”). As of December 31, 2025 and 2024, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2025 and 2024 was $11,076 and $6,751, respectively.

In each of the years ended December 31, 2025 and 2024, Gray paid the Company approximately $2,119 and $2,173 in insurance premiums related to certain voluntary employee benefit plans.

Note 18. Segment Information

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

Our Chief Operating Decision Maker (“CODM”) is the Company’s Chairman, President and Chief Executive Officer. The segment’s most significant expenses include insurance benefits and losses incurred and other expenses, such as commissions and underwriting. Interest expense at the segment level is insignificant. To assess proﬁtability on a reportable segment basis, the CODM reviews income (loss) before income taxes.

	For the Year Ended December 31, 2025
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$84,504	$111,638	$-	$-	$196,142
Insurance benefits and losses incurred	65,254	72,287	-	-	137,541
Future policy benefit remeasurement gain	-	(4,866)	-	-	(4,866)
Expenses deferred	(9,634)	(10,298)	-	-	(19,932)
Amortization and depreciation expense	10,108	3,058	89	-	13,255
Other expenses	18,032	48,644	22,961	(12,916)	76,721
Total expenses	83,760	108,825	23,050	(12,916)	202,719
Underwriting income (loss)	744	2,813	-	-	3,557
Net investment income (loss)	4,357	5,818	3,314	(3,223)	10,266
Other income (loss)	7	3	9,695	(9,693)	12
Subtotal	5,108	8,634	(10,041)	-	3,701
Net realized gains (losses)	(475)	4	-	-	(471)
Unrealized gains on equity securities	85	4,238	168	-	4,491
Income (loss) before income taxes	$4,718	$12,876	$(9,873)	$-	$7,721
Total revenues	$88,478	$121,701	$13,177	$(12,916)	$210,440
Intangibles	$1,350	$1,194	$-	$-	$2,544
Total assets	$173,673	$229,001	$164,475	$(133,212)	$433,937

	For the Year Ended December 31, 2024 (Restated)
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$67,689	$110,899	$-	$-	$178,588
Insurance benefits and losses incurred	55,767	68,311	-	-	124,078
Future policy benefit remeasurement gain	-	(2,334)	-	-	(2,334)
Expenses deferred	(8,498)	(10,741)	-	-	(19,239)
Amortization and depreciation expense	8,390	7,571	1	-	15,962
Other expenses	15,673	45,351	23,357	(13,141)	71,240
Total expenses	71,332	108,158	23,358	(13,141)	189,707
Underwriting income (loss)	(3,643)	2,741	-	-	(902)
Net investment income (loss)	4,151	5,544	3,705	(3,609)	9,791
Other income (loss)	5	5	9,531	(9,532)	9
Subtotal	513	8,290	(10,122)	-	(1,319)
Net realized gains	666	544	-	-	1,210
Unrealized losses on equity securities	(291)	(1,039)	(186)	-	(1,516)
Income (loss) before income taxes	$888	$7,795	$(10,308)	$-	$(1,625)
Total revenues	$72,220	$115,953	$13,050	$(13,141)	$188,082
Intangibles	$1,350	$1,194	$-	$-	$2,544
Total assets	$147,214	$202,751	$156,964	$(124,890)	$382,039

Note 19. Commitments and Contingencies

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

Note 20. Subsequent Events

 Management evaluated events and transactions occurring after December 31, 2025 through October 16, 2026, the date these consolidated financial statements were available to be issued, to determine whether such events required recognition or disclosure in the consolidated financial statements. Based on this evaluation, management identified the following subsequent events:

Delinquent SEC Filings

As previously disclosed, the Company has received notices from Nasdaq stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. The Company is not in compliance with the Rule due to its delay in filing this Form 10-K and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 (collectively, the “Delinquent Reports”). Following the Company’s timely submission of a compliance plan, Nasdaq informed the Company that it was granted an extension until October 12, 2026 to regain compliance with the Rule. The Company expects that it will receive a staff delisting determination from Nasdaq due to its inability to file each of the Delinquent Reports by such date. While the Company intends to appeal such determination to a Nasdaq Hearings Panel, an appeal may not be successful in preventing the suspension of trading, or delisting of, the Company’s common stock from Nasdaq. The Company continues to work diligently toward filing the remaining Delinquent Reports and regaining compliance with the Rule as promptly as practicable.

CFO Resignation

As previously disclosed, on April 29, 2026, J. Ross Franklin notified the Company of his decision to resign as Vice President, Chief Financial Officer and Secretary of the Company, effective May 27, 2026. Mr. Franklin’s decision to resign is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company has commenced the process to name a successor to Mr. Franklin as Chief Financial Officer.

Amendments to Credit Agreement

On May 27, 2026, July 31, 2026, October 9, 2026 and October 15, 2026, the Company entered into amendments to its Revolving Credit Agreement dated as of May 12, 2021 (as amended, the “Credit Agreement”) with Truist Bank as the lender (the “Lender”), each of which had the effect of extending the then-applicable deadlines by which the Company must deliver to the Lender (i) the Company’s audited consolidated financial statements for the year ended December 31, 2025, (ii) the Company’s interim consolidated financial statements for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, and (iii) related certificates of the Company’s compliance with financial covenants under the Credit Agreement and certain other matters. The Fifth Amendment to the Revolving Credit Agreement, dated October 15, 2026, also amended the minimum AM Best financial strength rating that must be maintained by American Southern Insurance Company to be no lower than “A-” and waived related defaults under the Credit Agreement occurring prior to such amendment.

Bankers Fidelity Audited Statutory Financial Statements and Second-Quarter Statutory Filing

As of the date of this Form 10-K, Bankers Fidelity has not yet filed its annual audited statutory financial statements for the fiscal year ended December 31, 2025 or quarterly statutory financial statements for the quarter ended June 30, 2026 with the applicable state insurance regulatory authorities. Bankers Fidelity is working with its independent auditors and the state regulators to complete and file the required financial statements and intends to seek an extension if appropriate. If Bankers Fidelity is unable to file the required financial statements by the applicable deadlines (including as the same may be extended), actions may be imposed by the applicable regulatory authorities.

Nebraska Regulatory Examination

On August 24, 2026, the Nebraska Department of Insurance commenced a regulatory examination of the applicable insurance subsidiary. The Company is cooperating with the examination. Any findings or recommendations will be evaluated upon completion of the examination and issuance of a final examination report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2025, management, with the participation of the Company’s Chief Executive Officer and its Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, management, including the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Furthermore, the application of any evaluations of effectiveness in future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness—Group Premium Receivables and Suspense Cash Application

Management identified deficiencies in the design and operating effectiveness of controls over the recording and reconciliation of premium receivables and the application of premium payments held in suspense within the Company’s group whole life and group accident and health business.

The Company did not design and maintain effective controls to timely and accurately reconcile enrollment, billing and cash receipt information at the individual policyholder level and to resolve differences among third-party enrollment data, the policy administration system and the general ledger.

As a result, the Company did not maintain controls operating at a sufficient level of precision to determine whether recorded premium receivables were valid, whether amounts held in suspense should be applied to individual policyholders or otherwise recognized, and whether the related amounts were recorded in the appropriate period and were appropriately classified in the Consolidated Financial Statements.

These deficiencies created a reasonable possibility that a material misstatement of premium revenue, premium receivables, accounts payable and accrued expenses and related disclosures would not be prevented or detected on a timely basis.

Accordingly, management concluded that these deficiencies, in the aggregate, constituted a material weakness in internal control over financial reporting as of December 31, 2025.

Material Weakness— Implementation of LDTI and Valuation and Accounting for Long-duration contracts

Management identified deficiencies in the design and operating effectiveness of internal controls over the adoption and implementation of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”).

The Company lacked sufficient personnel with the specialized technical accounting, actuarial and internal control knowledge and experience necessary to design and execute an effective implementation process for LDTI and to perform an appropriate level of review over the resulting actuarial calculations, accounting entries and financial statement disclosures.

Consequently, the Company did not design and maintain effective controls to ensure that significant LDTI data inputs, assumptions, model configurations and accounting conclusions were identified, validated and incorporated completely and accurately into the actuarial calculations, accounting records and financial statement disclosures in time to complete the year-end financial reporting process.

These deficiencies created a reasonable possibility that a material misstatement of LFPB, related remeasurement gains or losses, DAC, AOCI, income taxes and related financial statement disclosures would not be prevented or detected on a timely basis.

Accordingly, management concluded that these deficiencies, in the aggregate, constituted a material weakness in internal control over financial reporting as of December 31, 2025.

Material Weakness— Income Tax Accounting

Management identified deficiencies in the design and operating effectiveness of internal controls over the preparation, review and financial reporting of the Company’s income tax provision and current and deferred tax balances.

The Company’s controls did not operate with sufficient precision and timeliness to ensure that the tax-basis reserves, premium and LDTI transition information used in the tax provision were complete and accurate.

Consequently, the income tax provision calculations were subject to revisions and required subsequent correction or reclassification. Although management’s corrective procedures supported the final reported amounts, those subsequent procedures demonstrated that the underlying controls were not operating effectively as of December 31, 2025.

These deficiencies created a reasonable possibility that a material misstatement of income tax related balances and related financial statement disclosures would not be prevented or detected on a timely basis.

Accordingly, management concluded that these deficiencies, in the aggregate, constituted a material weakness in internal control over financial reporting as of December 31, 2025.

Remediation Activities

As further described below, management has initiated remediation activities intended to address the material weaknesses described above, which remain unremediated as of the date of this report. These activities include the following:

 Material Weakness—Group Premium Receivables and Suspense Cash Application

Management’s remediation activities include or will include:

•	Implementing controls to validate inbound enrollment files against approved formats and business rules;

•	Establishing procedures to communicate exceptions to submitting partners and require correction before information is processed by the policy-administration system;

•	Implementing documented manual validation and exception-review controls while the automated solution is being developed and tested;

•	Establishing recurring policy-level reconciliations among enrollment data, billing records, cash receipts, policy status, due-premium balances, suspense balances and the general ledger; and

•	Establishing formal aging, investigation, disposition and escalation requirements for due-premium and suspense balances;

Material Weakness—Implementation of LDTI and Valuation and Accounting for Long-duration contracts

Management’s remediation activities include or will include:

•	Adding personnel or engaging qualified third-party resources with specialized technical accounting, actuarial and internal control expertise to support the ongoing application of LDTI;

•
Enhancing controls over actuarial valuation-related data inputs, assumptions, model configurations, actuarial calculations, as well as actuarial based journal entries, account reconciliations and financial statement disclosures; and

•
Establishing formal actuarial-to-accounting handoff and review controls designed to ensure that complete, accurate and timely information is provided and reviewed before completion of the financial statement close process.

Material Weakness—Income Tax Accounting

Management’s remediation activities include or will include:

•	Implementing controls to reconcile final tax reserves and premium to the corresponding tax attributes used in the income tax provision; and

•	Enhancing the independent review of current and deferred income tax expense, deferred tax assets and liabilities, and related equity effects using defined review criteria and thresholds, as well as model changes.

Changes in Internal Control Over Financial Reporting

We adopted new accounting guidance for insurance and reinsurance companies that issue long-duration contracts (“LDTI”) as of January 1, 2025 on a modified retrospective transition basis. As a result, we implemented changes to our relevant business processes and internal controls over financial reporting.

Except as reported above, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 After December 31, 2025, the Company began implementing certain remediation measures with respect to the material weaknesses described above. Those post-year-end remediation activities did not affect management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025.

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

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages, positions, and biographies as of October 1, 2026 of the members of the Company’s Board of Directors and the Company’s executive officers:

Name	Age	Position with the Company
Hilton H. Howell, Jr.	64	Chairman of the Board, President and Chief Executive Officer
Robin R. Howell	62	Director
Mark E. Preisinger	66	Director
Joseph M. Scheerer	52	Director
Scott G. Thompson	81	Director
D. Keehln Wheeler	65	Director

The biographies below contain information regarding, as applicable, the person’s service as a director to the Company, business, educational, and other professional experience, director positions with any other “publicly traded” company held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, during the last ten years, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should be nominated to serve as a Director of the Company. The Company believes that the backgrounds and qualifications of its Directors, considered as a group at any time, should provide diverse business and professional capabilities, along with the experience, knowledge and other abilities that will allow the Board to effectively fulfill its responsibilities.

Hilton H. Howell, Jr. has been President and Chief Executive Officer of the Company since May 1995 and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. During his tenure with the Company, Mr. Howell has also served in various capacities for the Company’s subsidiaries. He is actively engaged in key decision making of each of the Company’s operating subsidiaries and has longstanding relationships with not only the Company’s employees but a significant number of the Company’s subsidiaries’ independent agents. He has been a Director of the Company since October 1992 and, beginning in February 2009, assumed the role of Chairman of the Board of Directors. Mr. Howell also serves as the executive chairman and chief executive officer, and a director, of Gray Media, Inc., (formerly Gray Television, Inc., “Gray”) a leading media company. Given the size of the Company and the scope of its operations, the Board of Directors has concluded that Mr. Howell, due to his high level of involvement, can serve effectively roles of Chairman of the Board, President and Chief Executive Officer. In addition to being very familiar with our Company, Mr. Howell is also a former attorney. His background provides additional perspective to the decisions facing not only our Company but also the Board of Directors. Mr. Howell has also been actively involved in various segments of the insurance industry throughout his career, resulting in significant depth and breadth of industry knowledge, which is beneficial to the Board of Directors. Mr. Howell is the son-in-law of Harriett J. Robinson, the estate of whom is a greater than 5% holder of the outstanding shares of Common Stock of the Company. He is also Mrs. Howell’s husband.

Robin R. Howell has been a Director of the Company since May 2012. She has served as Vice President and a Director of both Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1992. Mrs. Howell also serves on the board of Gray. She is a former Chairman of the Board of Farmer’s and Merchant’s Bank and a former director of Premier Bancshares, Inc. She received a BA in Economics from the University of Virginia and a Masters of Business Administration from the University of Texas at Austin, and she has held a number of management and oversight roles in various businesses in which her family maintains an interest. Mrs. Howell is active in the community, including having served as Chair of the Board of Directors and Executive Committee of the High Museum of Art, on the Governing Board of the Woodruff Arts Center, and on the Board of Trustees of the Forward Arts Foundation. Mrs. Howell’s experience in board matters and the insurance industry and involvement at the executive level in various businesses is invaluable to the Board, and her numerous civic, social and academic associations provides valuable insight for the Company and elevates the Company’s profile in the community. Mrs. Howell is the wife of Mr. Howell and the daughter of Mrs. Robinson.

Mark E. Preisinger has been a Director of the Company since March 2016. He is the Director of Corporate Governance for The Coca-Cola Company, a beverage company with products sold in more than 200 countries and territories. In this capacity, his responsibilities include coordinating engagement between the company and its institutional and retail shareholders. He joined The Coca-Cola Company in 1984 and has managed a variety of domestic and international assignments for the business. Mr. Preisinger is an Emeritus member of the Advisory Board of the Weinberg Center for Corporate Governance at the University of Delaware. He is a past member of the New York Stock Exchange Listed Company Advisory Board and the Board of Governors of the International Corporate Governance Network. He is also a past Co-Chairman of the Council of Institutional Investors and he has been listed on the NACD 100 most influential people in the boardroom. The Board believes Mr. Preisinger’s significant experience and insight into executive and corporate governance matters greatly benefit the Board and complement its perspectives.

Joseph M. Scheerer has been a Director of the Company since December 2014. Mr. Scheerer is the Chief Executive Officer of Stonybrook Capital & Risk Management, which was founded in 2012 and is a global specialist investment banking firm focused on the insurance industry. Mr. Scheerer is also a frequent speaker on the state of the insurance and reinsurance industries. Mr. Scheerer currently serves on the board of directors of AM Specialty Insurance Company and previously served on the board of directors of Irongate Reinsurance Company and Insurance Acquisition Corporation, of which he also served on the compensation committee. He is also the chairman of the investment and advisory committee of the Inter-Atlantic Stonybrook Insurance Technology fund. Mr. Scheerer graduated from the University of Pennsylvania with a Bachelor of Arts in Economics and International Relations. His extensive knowledge of the insurance industry provides valuable insight and perspective to the Board and is also a benefit and resource for management.

Scott G. Thompson has been a Director of the Company since February 1996. He serves as Chairman of the Board for American Southern Insurance Company, a subsidiary of the Company. He had been the President and Chief Executive Officer of that company from 2004 to 2025; prior thereto he had been the President and Chief Financial Officer of that company since 1984. Mr. Thompson is a certified public accountant and has been employed by American Southern for substantially his entire career. His insights with respect to American Southern’s business model, its historical operations and the perspective on its niche products provide valuable insight to the Board of Directors.

D. Keehln Wheeler has been a Director of the Company since June 2015. He is the Founder and former Chief Executive Officer of MaxMedia, a digital media marketing and branding agency based in Atlanta, Georgia which he founded in 1996. Mr. Wheeler has founded, or was a member of the board of, a number of successful companies. Mr. Wheeler’s prior board experience and his executive leadership and success in various digital media marketing and branding experiences provide additional expanded perspectives to the Board of Directors.

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

The Company believes that its leadership structure appropriately allows all directors to effectively participate in the provision of risk oversight. While the Board maintains oversight responsibility for the management of the Company’s risks, it has delegated oversight responsibility for certain areas of potential exposure to the Audit Committee. The Audit Committee oversees the accounting and financial reporting processes of the Company, as well as legal and compliance matters and risk management. The Audit Committee charter provides that the Audit Committee is responsible for overseeing the internal controls of the Company along with its adherence to compliance and regulatory requirements. The Audit Committee also reviews and approves all transactions with related parties. On at least a quarterly basis, the Audit Committee receives a comprehensive report regarding the Company’s risk management activities. While the Audit Committee has been delegated primary responsibility for overseeing risk management, our entire Board of Directors is actively involved in overseeing this function for the Company. The full Board also engages in periodic discussions with the CEO, Chief Financial Officer (“CFO”), executive management of each of the Company’s operating subsidiaries and other corporate officers as the Board may deem appropriate or desirable. In addition, the Stock Option and Compensation Committee assists the Board in considering and evaluating potential risks that may arise through the implementation of our compensation programs and engages directly with all Board members, as and if necessary. We do not believe our compensation programs encourage unnecessary or excessive risk taking.

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

The Stock Option and Compensation Committee consists of Messrs. Wheeler, Scheerer and Preisinger (Chairman), who are each independent pursuant to the Nasdaq Rules. The Stock Option and Compensation Committee’s function is to establish the number of equity incentive awards to be granted to officers and key employees and the annual salaries and bonus amounts payable to executive officers of the Company. The Stock Option and Compensation Committee met one time during 2025. Due to its status as a “controlled company” pursuant to Nasdaq Rules and the related historically low turnover among Board and Committee members, as well as among the Company’s executive officers, the Board has not foreseen a need to adopt a written charter to govern the Stock Option and Compensation Committee’s functions or to engage a compensation consultant. The committee maintains the sole authority to fulfill its responsibilities and has not delegated any responsibilities except that the Committee may from time to time authorize one or more officers of the Company to designate employees (other than executive officers of the Company) to receive awards under the Company’s 2022 Equity and Incentive Compensation Plan (the “2022 Plan”) and to determine the size of such awards, subject to the limitations set forth in the 2022 Plan. During the course of the committee’s decision process regarding compensation for the executive officers, the committee may seek input from Mr. Howell with respect to the performance of the other officers and other factors to consider in making compensation decisions.

The Audit Committee is currently composed of Messrs. Wheeler (Chairman), Scheerer and Preisinger. The Audit Committee oversees the Company’s (i) financial reports and other financial information; (ii) systems of internal controls regarding finance, accounting, legal compliance and ethics; and (iii) auditing, accounting and financial reporting processes.

The Board of Directors has determined that all members of the Audit Committee are independent for purposes of being an Audit Committee member, and financially literate, as such terms are defined in the Nasdaq Rules and the rules of the SEC. In addition, the Board of Directors has determined that Mr. Scheerer is an “audit committee financial expert” as defined by the SEC in Item 407(d) of Regulation S-K. In making such determination, the Board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the determination that a person is an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee, nor shall it affect the duties and obligations of other Audit Committee members or the Board of Directors. The Audit Committee has a written charter which sets out its authority and responsibilities, a copy of which is available on the Company’s website, www.atlam.com. The Audit Committee met five times during 2025.

Due to its status as a controlled company pursuant to Nasdaq Rules and the related historically small turnover of its members, the Board has not historically foreseen the need to establish a separate nominating committee or adopt a written charter to govern the director nomination process. The Company’s controlling shareholder and the Board of Directors have generally addressed the need to retain members and fill vacancies after discussion among current members, or the members of the Executive Committee, if necessary, in lieu of the full Board, and the Company’s management, with the input from the Company’s controlling shareholder. The Board of Directors does not have any specific qualifications that are required to be met by director candidates and does not have a formal process for identifying and evaluating director candidates.

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

The Board of Directors met four times in 2025. Each current Director attended all of the meetings of the Board and its committees of which he or she was a member during 2025. The Company does not have a formal policy regarding Director attendance at its annual meetings, but attendance by the Directors is encouraged and expected. At the Company’s 2025 annual meeting of shareholders, all of the Company’s directors were in attendance.

Shareholders may communicate with members of the Board of Directors by mail addressed to the full Board of Directors, a specific member of the Board of Directors or a particular committee of the Board of Directors, at Atlantic American Corporation, 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than ten percent of any class of the Company’s equity securities registered pursuant to the Exchange Act are required to file with the SEC initial reports of ownership and reports of changes of ownership of Common Stock of the Company, and to furnish the Company with copies of such reports. To the Company’s knowledge, all such filings were timely completed during the year ended December 31, 2025. In making this determination, the Company has relied on written representations of its directors and executive officers and its receipt of copies of the reports that have been filed with the SEC.

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

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company directors, officers and employees. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K.

Item 11.	Executive Compensation

2025 Summary Compensation Table

There is shown below information concerning the annual compensation for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2025 and 2024 by the: (i) Chairman, President and Chief Executive Officer of the Company and (ii) the former Chief Financial Officer of the Company, who were the only executive officers of the Company during 2025 (together, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	All Other Compensation ($)		Total ($)(2)

Hilton H. Howell, Jr.	2025	600,000	850,000	-	165,566	(3)	1,615,566
Chairman of the Board, President and CEO	2024	594,792	800,000	-	165,116		1,559,908

J. Ross Franklin (4)	2025	427,220	375,000	-	62,670	(5)	864,890
Former Vice President, CFO and Secretary	2024	419,399	350,000	-	63,366		832,765

(1) Discretionary bonuses awarded by the Stock Option and Compensation Committee.
(2) For Mr. Howell, does not include amounts he may be deemed to have received pursuant to certain related party transactions described below under “Certain Relationships and Related Person Transactions.”
(3) Includes fees paid in cash for serving as a director of the Company and subsidiaries of $134,000 (a portion of which would otherwise be reported in the “Fees Earned or Paid in Cash” column of the 2025 Director Compensation Table below) and 401(k) plan employer contributions of $31,500.
(4) Mr. Franklin resigned from his positions with the Company effective May 27, 2026.
(5) Includes fees paid in cash for serving as a director of subsidiaries of $24,000 and 401(k) plan employer contributions of $37,599.

Additional Narrative Disclosure

Retirement Benefits

The Company offers a tax-qualified 401(k) plan to its employees, under which participating employees may contribute a portion of their eligible compensation into their plan accounts. Each of the named executive officers was eligible to participate in the 401(k) plan during fiscal 2026. The Company makes matching contributions under the 401(k) plan equal to 35% of up to the first 6% of employee contributions, subject to tax-based limitations.

Severance and Change in Control Compensation

The Company does not have any arrangements in place with the named executive officers that provide for payments in connection with their termination of service or a change in control of the Company.

Timing of Option Awards

The Stock Option and Compensation Committee does not take material non-public information into account when determining the timing and terms of option awards, and the Company does not time the disclosure of material non-public information for the purpose of affecting the value of such awards.

Outstanding Equity Awards at 2025 Fiscal Year-End

The named executive officers did not hold any outstanding equity awards as of December 31, 2025.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Hilton H. Howell, Jr.	-	-	-	-
J. Ross Franklin	-	-	-	-

Recovery Analysis under Clawback Policy

The Company’s Compensation Clawback Policy (the “Clawback Policy”) provides that the Company will recover excess incentive-based compensation paid to an executive officer when such compensation was based in whole or in part on financial results later subject to a restatement of the Company’s financial statements. The Clawback Policy specifies that following an accounting restatement, the Company will recover reasonably promptly any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure (the “Incentive-Based Compensation”) and which exceeds the amount that would have been received under the restated financial results.

As further described in this Form 10-K, in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management identified errors relating to the recognition of due-premium receivables and related premium revenue within the Company’s group whole life and group accident and health business. Management concluded that the errors were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2024. Management further concluded that correcting the cumulative errors entirely in the consolidated statement of operations for the year ended December 31, 2025 would result in a material misstatement of the Company’s 2025 results of operations. Accordingly, the Company has revised the 2024 financial information presented in this Annual Report on Form 10-K to reflect the correction of the errors in the appropriate prior periods.

Because none of the compensation received by the Company’s executive officers during the applicable recovery period was based on the attainment of a financial reporting measure, the Company concluded that no recovery of Incentive-Based Compensation was required under the Clawback Policy as a result of the accounting restatement.

Compensation of Directors

During 2025, the Company’s policy was to pay all members of the Board of Directors $20,000 for each Board meeting attended, whether in person or telephonically, and $2,000 for each committee meeting attended, whether in person or telephonically. Beginning in 2026, the Company’s policy is to pay all members of the Board of Directors $25,000 for each Board meeting attended, and $2,000 for each committee meeting attended, in each case whether in person or telephonically. In addition, Directors were reimbursed for actual expenses incurred in connection with attending meetings of the Board and/or committees of the Board. Pursuant to the Company’s 2022 Plan, Directors are eligible to receive stock options to purchase shares of Common Stock and other equity awards. No such awards were made in 2025.

The following table provides information about the compensation paid or granted for services as a director of the Company for the year ended December 31, 2025. Hilton H. Howell, Jr. also served as a director of the Company during 2025. He did not receive any stock awards for such service, but did receive cash fees for his attendance at Board meetings. See the Summary Compensation Table for information on the total compensation paid to Mr. Howell for all services provided to the Company and its subsidiaries.

	2025 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensations ($)		Total ($)
Robin R. Howell	80,000	-	-		80,000	(1)
Mark E. Preisinger	90,000	-	-		90,000
Joseph M. Scheerer	90,000	-	-		90,000
Scott G. Thompson	80,000	-	-	(2)	80,000
D. Keehln Wheeler	90,000	-	-		90,000

(1) Does not include amounts that may be deemed received pursuant to certain related transactions and described below in “Certain Relationships and Related Person Transactions.”
(2) For Mr. Thompson, excludes compensation received as an employee of a subsidiary of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information regarding our outstanding equity securities as of October 1, 2026 by: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company; (ii) each Director, which includes all Director nominees; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company’s Directors and executive officers as a group. The address of each such person and entities controlled by such person is: c/o Atlantic American Corporation, 4370 Peachtree Road, N.E., Atlanta, Georgia 30319. As of October 1, 2026, the Company had 20,397,228 shares of Common Stock outstanding.

	Common Stock			Series D Preferred Stock(1)
Name of Stockholder	Number of Shares		Percent of Class	Number of Shares	Percent of Class
Estate of Harriett J. Robinson	15,217,583	(2)	74.61%	55,000	100%
Hilton H. Howell, Jr.	869,393	(3)	4.26%	-	-
Robin R. Howell	3,988,356	(4)	19.55%	-	-
Mark E. Preisinger	20,000		*	-	-
Joseph M. Scheerer	30,000		*	-	-
Scott G. Thompson	145,959		*	-	-
D. Keehln Wheeler	30,000		*	-	-
J. Ross Franklin	36,942		*	-	-
All directors and executive officers as a group (6 persons)	5,049,633		24.76%	-	-

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
(2) Includes: 8,047,048 shares of Common Stock held in trust for her children, with respect to which she serves as trustee; 919,721 shares of Common Stock held in trust for her grandchildren, with respect to which she serves as trustee; 5,120,555 shares of Common Stock owned by Gulf Capital Services, LLLP; and 55,000 shares of Series D Preferred Stock owned by Delta Life Insurance Company (“Delta Life”); all of which entities are controlled by the estate of Mrs. Robinson.
(3) Includes: 318,046 shares held pursuant to the Company’s 401(k) Plan; and 34,075 shares owned directly or indirectly by his wife, excluding shares held in a trust for her benefit over which she does not have voting or dispositive power.
(4) Includes: 3,954,281 shares held in a trust for her benefit over which the estate of Harriett J. Robinson serves as trustee; and 2,175 shares held in an individual retirement account. Does not include any shares held by Mr. Howell (see note 3 above).
(5) See notes 2 through 4 above.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2025, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	-	$-	2,960,000
Equity compensation plans not approved by security holders(1)	-	-	-
Total	-	$-	2,960,000

(1) All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company currently leases space for its principal offices, as well as the principal offices of certain of its subsidiaries, from 4370 Peachtree LLC. 4370 Peachtree LLC is controlled by the estate of Harriett J. Robinson, a greater than 5% holder of the outstanding shares of Common Stock of the Company and a former member of our Board of Directors. Under the terms of the lease, the Company pays annual rent of approximately $0.6 million, plus a pro rata share of all real estate taxes, general maintenance and service expenses and insurance costs with respect to the office building and related facilities. The lease does not have a set termination date, but is terminable by either party with at least twelve months advance notice. In 2025 and 2024, the Company paid approximately $1.4 million and $1.2 million, respectively, to 4370 Peachtree LLC under the terms of the lease.

In 2025 and 2024, Gray paid the Company approximately $2.1 million and $2.2 million, respectively, in insurance premiums related to certain voluntary employee benefits plans. Mr. Howell is the executive chairman and chief executive officer, and a director, and Mrs. Howell is a director, of Gray.

The Company has outstanding 55,000 shares of its Series D Preferred Stock, all of which are owned by Delta Life. Delta Life is controlled by the estate of Harriett J. Robinson, a greater than 5% holder of the outstanding shares of Common Stock of the Company and a former member of our Board of Directors. In addition, Mr. Howell and Mrs. Howell are officers, directors and/or shareholders in Delta Life. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the Board of Directors of the Company) and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 1,378,000 shares of Common Stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 at December 31, 2025 and 2024. During 2025 and 2024, the Company paid Series D Preferred Stock dividends of $0.4 million.

Information regarding the independence of the members of our Board of Directors is contained above under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services

The Audit Committee is required by law and applicable Nasdaq Rules, as well as the Audit Committee Charter, to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm. The Audit Committee has appointed Forvis Mazars, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026.

Audit Fees

The Company has paid or expects to pay Forvis approximately $1,107,000, in the aggregate, for professional services it rendered for the audit of the Company’s consolidated financial statements and audits of subsidiary company statutory reports for the fiscal year ended December 31, 2025 and the reviews of the interim financial statements included in our quarterly reports on Form 10-Q filed during the fiscal year ended December 31, 2025. The Company paid Forvis approximately $682,000, in the aggregate, for professional services it rendered for the audit of the Company’s consolidated financial statements and audits of subsidiary company statutory reports for the fiscal year ended December 31, 2024 and the reviews of the interim financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended December 31, 2024.

Audit-Related Fees

The Company has paid or expects to pay Forvis approximately $36,000 to audit the December 31, 2025 financial statements of The Atlantic American Corporation 401(k) Retirement Savings Plan (the “Plan”). During the fiscal year ended December 31, 2025, the Company paid Forvis approximately $36,000 to audit the December 31, 2024 financial statements of the Plan. During the fiscal year ended December 31, 2024, the Company paid Forvis approximately $32,400 for the audit of the December 31, 2023 financial statements of the Plan.

Tax Fees

There were no tax fees paid to Forvis in 2025 or 2024.

All Other Fees

Forvis did not provide any other category of products and services to the Company during the fiscal years ended December 31, 2025 or 2024 and, accordingly, no other fees were paid thereto in either 2025 or 2024.

The Audit Committee considers whether the provision of non-audit services by the Company’s independent registered public accounting firm is compatible with maintaining auditor independence. All audit and non-audit services to be performed by the Company’s independent registered public accounting firm must be, and for 2025 and 2024 were, approved in advance by the Audit Committee. Pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) and as permitted by SEC rules, the Audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting.

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

10.12
Second Amendment to Revolving Credit Agreement, dated as of May 27, 2026, by and between Atlantic American Corporation and Truist Bank [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 2, 2026].

10.13	Third Amendment to Revolving Credit Agreement, dated as of July 31, 2026, by and between Atlantic American Corporation and Truist Bank [incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed on August 5, 2026].
14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
19.1	Atlantic American Corporation Insider Trading Policy [incorporated by reference to Exhibit 19.1 to the registrant’s Form 10-K for the year ended December 31, 2024].
21.1	Subsidiaries of the registrant.
23.1	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Atlantic American Corporation Compensation Clawback Policy [incorporated by reference to the Exhibit 97.1 to the registrant’s Form 10-K for the year ended December 31, 2024].
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ Nickeesha Bates
Nickeesha Bates
Vice President, Corporate Controller, Corporate Accounting/Finance

Date: October 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	October 16, 2026
HILTON H. HOWELL, JR.

/s/ Nickeesha Bates	Vice President, Corporate Controller, Corporate Accounting/Finance (Acting Principal Financial and Accounting Officer)	October 16, 2026
NICKEESHA BATES

/s/ Robin R. Howell	Director	October 16, 2026
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	October 16, 2026
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	October 16, 2026
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	October 16, 2026
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	October 16, 2026
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

	December 31,
	2025	2024
		(Restated)
ASSETS	(In thousands)
Cash and cash equivalents	$2,196	$3,916
Investments	1,909	1,696
Investment in subsidiaries	133,212	122,232
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	15,044	15,970
Income taxes receivable from subsidiaries	2,839	658
Other assets	10,353	9,874
Total assets	$166,791	$155,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other payables	$7,244	$7,252
Revolving credit facility	5,021	4,023
Junior subordinated debentures obligations, net	33,738	33,738
Total liabilities	46,003	45,013

Shareholders’ equity	120,788	110,571
Total liabilities and shareholders’ equity	$166,791	$155,584

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Revenue
Fee income from subsidiaries	$9,694	$9,531
Distributed earnings from subsidiaries	8,400	9,000
Unrealized losses on equity securities, net	168	(187)
Other	(164)	(159)
Total revenue	18,098	18,185

General and administrative expenses	16,489	16,073

Interest expense	3,081	3,419
	(1,472)	(1,307)
Income tax benefit(1)	2,805	1,922
	1,333	615
Equity in undistributed earnings of subsidiaries, net	4,684	(2,008)
Net income (loss)	$6,017	$(1,393)

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

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
		(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,017	$(1,393)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Unrealized (gains) losses on equity securities, net	(168)	187
Depreciation and amortization	89	190
Compensation expense related to share awards	2	11
(Deficit) equity in undistributed earnings of consolidated subsidiaries	(4,684)	2,008
(Increase) decrease in intercompany taxes	(2,180)	1,330
Deferred income tax (benefit) expense	(413)	(3,290)
(Increase) decrease in accounts payable and accrued expenses	(8)	3,303
Other, net	(366)	(1,336)
Net cash (used in) provided by operating activities	(1,711)	1,010

Cash flows from investing activities:
Additions to property and equipment	(198)	(53)
Net cash used in investing activities	(198)	(53)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	-	-
Proceeds from revolving credit facility, net	1,000	1,000
Treasury stock acquired — net employee share-based compensation	(4)	(7)
Net cash provided by financing activities	189	186

Net increase in cash	(1,720)	1,143
Cash and cash equivalents at beginning of year	3,916	2,773
Cash and cash equivalents at end of year	$2,196	$3,916

Supplemental disclosure:
Cash paid for interest	$3,106	$3,445
Cash paid for federal income taxes	$1,652	$580
Cash paid for state income taxes	$187	$213
Intercompany tax settlement from subsidiaries	$1,319	$4,352
See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2025:
Bankers Fidelity	$39,563	$115,737		$49	$7,573
American Southern	2,755	82,818		34,688	-
	$42,318	$198,555	(1)	$34,737	$7,573

December 31, 2024 (Restated):
Bankers Fidelity	$38,378	$102,774		$87	$6,249
American Southern	2,866	67,814		28,758	-
	$41,244	$170,588	(2)	$28,845	$6,249

(1) Includes future policy benefits of $84,719 and losses and claims of $113,836.
(2) Includes future policy benefits of $76,881 and losses and claims of $93,707.

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2025:
Bankers Fidelity	$111,638	$5,818	$72,287	$9,113	$32,291	$-
American Southern	84,504	4,357	65,254	9,745	8,761	90,434
Corporate & other	-	91	-	-	10,134	-
	$196,142	$10,266	$137,541	$18,858	$51,186	$90,434

December 31, 2024 (Restated):
Bankers Fidelity	$110,899	$5,544	$68,311	$10,219	$31,962	$-
American Southern	67,689	4,151	55,767	8,332	7,234	67,692
Corporate & other	-	96	-	-	10,217	-
	$178,588	$9,791	$124,078	$18,551	$49,413	$67,692

See accompanying report of independent registered public accounting firm.

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(In thousands)
Year Ended December 31, 2025:
Life insurance in force	$1,040,286	$(5,727)	$-	$1,034,559

Premiums
Bankers Fidelity	$179,872	$(68,234)	$-	$111,638	0.0%
American Southern	54,268	(6,165)	36,401	84,504	43.1%
Total premiums	$234,140	$(74,399)	$36,401	$196,142	18.7%

Year Ended December 31, 2024 (Restated):
Life insurance in force	$982,997	$(7,245)	$-	$975,752

Premiums
Bankers Fidelity	$164,135	$(53,236)	$-	$110,899	0.0%
American Southern	46,149	(5,979)	27,519	67,689	40.7%
Total premiums	$210,284	$(59,215)	$27,519	$178,588	15.4%

See accompanying report of independent registered public accounting firm.

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim Adjustment Expenses Incurred Related To
Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
	(In thousands)
December 31, 2025	$2,755	$82,818	$34,688	$84,504	$4,357	$62,274	$2,980	$9,745	$49,362	$90,434

December 31, 2024	$2,866	$67,814	$28,758	$67,689	$4,151	$49,904	$5,863	$8,332	$53,972	$67,692

See accompanying report of independent registered public accounting firm
.