Form 10-K/A
period 2025-12-31
ATLANTIC AMERICAN CORP
filed 2026-10-19
CIK 8177

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Atlantic American Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities Exchange Commission (the “SEC”) on October 16, 2026 (the “Original Form 10-K”) solely for the purposes of (i) inserting the signature to the Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K, which was inadvertently omitted, and (ii) filing a revised Consent of Independent Registered Public Accounting Firm, which is attached hereto as Exhibit 23.1, to include a corrected reference to the date of the reports dated October 16, 2026 referenced therein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify, amend, or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K.

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